Form 10QSB
period 2004-10-31
College Oak Investments, Inc.
filed 2004-12-10
CIK 1291983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  October  31,  2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

          For the transition period from           to
                                        -----------   -----------

                       Commission file number: 333-116890

                          COLLEGE OAK INVESTMENTS, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        30-0226902
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

          16161  COLLEGE  OAK,  SUITE  101,SAN  ANTONIO,  TEXAS  78249
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (210) 408-6019
                                 --------------
                        (Registrant's telephone number)

                                      N/A
                                 --------------
                            (Former name and address)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 10, 2004, 2,114,000 shares of common stock, $.001 par value of the issuer were outstanding ("Common Stock").

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


                          COLLEGE OAK INVESTMENTS, INC.
                                  BALANCE SHEET
                                October 31, 2004
                                  (Unaudited)

ASSETS

Cash                                           $  12,521
Accounts receivable from related party             8,126
Investment in joint venture                          396
                                               ---------
  Total current assets                         $  21,043
                                               =========

      LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts Payable                               $  30,200
                                               ---------

Commitments

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding              -
Common stock, $.001 par, 140,000,000 shares
  authorized, 2,114,000 shares issued
  and outstanding                                  2,114
Additional paid in capital                       209,286
Accumulated Deficit                             (220,557)
                                               ---------
TOTAL STOCKHOLDERS' DEFICIT                       (9,157)
                                               ---------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT      $  21,043
                                               =========



                          COLLEGE OAK INVESTMENTS, INC.
                            STATEMENTS OF OPERATIONS
                  Three and Six Months Ending October 31, 2004
                                  (Unaudited)

                                     Months     Months
                                   ---------   ---------
Revenues
  General contracting             $  166,062  $  203,436
  Management fees                        478       1,005
  Management fees related party          455         455
                                   ---------   ---------
Total revenues                       166,995     204,896

Cost of revenues                     148,400     184,115
                                   ---------   ---------
Gross profit                          18,595      20,781

Administrative expenses                5,163       5,793
                                   ---------   ---------
Net income (loss)                 $   13,432  $   14,988
                                   =========   =========

Basic and diluted net
  income per common share         $      .01  $      .01

Weighted average common
  shares outstanding               2,114,000   2,111,848



                          COLLEGE OAK INVESTMENTS, INC.
                            STATEMENTS OF CASH FLOWS
                        Six Months Ended October 31, 2004
                                  (Unaudited)

                                                  Six
                                                 Months
                                               ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             $   14,988
Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
    Stock issued for services                          -
Changes in:
  Accounts receivable from related party          (8,126)
  Accounts payable                                  (554)
                                               ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES          6,308
                                               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase in joint venture                         (396)
                                               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of stock                                    1,800
                                               ---------
NET CHANGE IN CASH                                 7,712
  Cash balance, beginning                          4,809
                                               ---------
  Cash balance, ending                        $   12,521
                                               =========


                          COLLEGE OAK INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of College Oak Investments, Inc. ("College Oak"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in College Oak's latest annual report filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the SB-2, have been omitted.

In the prior year, College Oak was presented as a development stage enterprise. For the quarter ended October 31, 2004, College Oak is no longer considered development stage.

NOTE 2 - COMMON STOCK

During the six months ended October 31, 2004, 18,000 shares were sold for $1,800.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS  REPORT  CONTAINS  FORWARD  LOOKING  STATEMENTS  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

     College Oak Investments, Inc. (the "Company") has a limited operating history. We were incorporated in February 2004, but have conducted limited business operations as we have had limited cash and assets. Since inception, we have marketed our services in a limited fashion as cash flow has allowed, relying on the efforts of our president and consultants to act on pending bids and/or opportunities as they arise. In the future, as revenues provide, we will place our Company on broad bid lists, seek out potential real estate owners requiring our specific expertise, and attend various local and regional social functions to spread awareness of our services. Traditionally, the services that we provide are sought out on a "word-of-mouth" basis and by networking within the industry. Other methods, such as advertising and public relations, are less often utilized for small companies such as ours, but plan to implement those methods as our growth allows.

     In the event the Company can raise additional capital, we anticipate providing full-service development consulting, construction management and general contracting services and support for small to mid-size commercial developers and users of commercial buildings and various types of raw land for speculation and development. We anticipate these services to include the following:

     -  Site  Selection;
     -  Financial  Pro-forma  preparation  and  analysis;
     -  Return  on  Investment  and  Rate  of  Return  Analysis;
     -  Design  Development;
     -  Full  service  Architectural  and  Engineering  Services;
     -  Construction  Management;
     -  General  Contracting;
     -  Job  Supervision;
     -  Leasing  and  Property  Management;
     -  Sale/Leaseback  and  other  Disposition  Scenario
           Analyses;
     -  Sale  Negotiation  and  Brokerage;  and
     - Raw Land, including oil and gas properties, for acquisition, sale an/or development.

     Furthermore, if we can raise additional capital from conventional sources, we may elect to grow by acquisition or merger with existing companies in related businesses, including but not limited to subcontractors, contractors, construction management firms, finance or operating development companies.

     In addition, it can be anticipated that the Company will enter into joint ventures with owners/developers for the construction and/or ownership of commercial properties.

     On July 15, 2004, two of our founders, David Loev and Carey G. Birmingham committed to provide us with additional capital in the form of non-interest bearing, unsecured lines of credit totaling $50,000. This commitment is pursuant to written agreements between the Company and Messers. Loev and Birmingham dated September 15, 2004. As of the date of this filing, no money has been advanced to the Company pursuant to either of these lines of credit. While these lines of credit will help our current cash position, we will need to seek additional financing in the short term to continue with our business plan and marketing needs. Additionally, we will need to seek out conventional long term financing for particular projects as needed in the form of mortgages or bank lines of credit. However, even with the capital available to us currently and which we hope to obtain through mortgages and lines of credit, we can provide no assurance that we will be successful in implementing our business plan or that revenues from our services or investments will be sufficient to fund our working capital and marketing expenditure requirements in the foreseeable future. Failure to obtain sufficient funding may adversely impact our financial position.

     We have no plans to pay any salaries or overhead costs in the foreseeable future. As a result, we believe that cash flows from fees, along with our available lines of credit, will be sufficient to pay the small amount of operating expenses we require for the next six months. We have begun to generate revenues from operations, but there is no assurance as to how long these revenues will be sufficient to cover cash requirements. As a result, we will likely rely on the lines of credit available from our founders to supplement our operations.

     The following discussion should be read in conjunction with our financial statements.

OPERATING  RESULTS
RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  OCTOBER  31,  2004

     For the three month period ending October 31, 2004, the Company had revenues of $166,995, consisting of $166,062 in general contracting, $478 in management fees, and $455 in management fees from the Janet Birmingham Inter Vivos Trust (described in detail under Part II. Other information, Item 5. Other Information), which were offset by $148,400 due to cost of revenue associated with subcontractor fees and expenses associated with the Company's contracts, leaving a gross profit of $18,595.

     For the three month period ending October 31, 2004, general and administrative expenses consisted of cash items of $5,163.

     Net  income  totaled  $13,432 for the three months ending October 31, 2004.

RESULTS  OF  OPERATIONS  FOR  THE  SIX  MONTHS  ENDED  OCTOBER  31,  2004

     For the six month period ending October 31, 2004, the Company had revenues of $204,896, consisting of $203,436 in general contracting, $1,005 in management fees, and $455 in management fees from a related party, which were offset by $184,115 due to cost of revenue associated with subcontractor fees and expenses associated with the Company's contracts, leaving a gross profit of $20,781.

     For the six month period ending October 31, 2004, general and administrative expenses consisted of cash items of $5,793.

     Net  income  totaled  $14,988 for the three months ending October 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our cash position was $12,521 as of October 31, 2004. We also had additional assets of $8,522, which consisted of $8,126 of accounts receivable from a related party and $396 of Investment in the Schertz Parkway Joint Venture.

     Accounts  payable  as  of  October  31,  2004,  was  $30,200.

     Working  capital  on  October  31,  2004,  was  negative  $9,157.

     For the six months ended October 31, 2004, cash flows from operating activities were positive $6,308, which consisted of $8,126 of adjustments to reconcile net loss, due to stock issued for services, $554 in accounts payable, and $14,988 in net income. Net cash flows from investing activities were negative $396 for the six months ended October 31, 2004. For the same period, the net cash flows from financing activities of the Company were $1,800, which was provided by sales of stock.

     We have a written commitment from two of our founders to provide us with financing via lines of credit totaling $50,000 in the future. As of the date of this filing, no money has been advanced to the Company pursuant to these lines of credit. Despite this assurance, however, if we are unable to raise additional capital from conventional sources, including lines of credit and additional sales of additional stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

     In the future, we may be required to seek additional capital by selling debt or equity securities, curtailing operations, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that financing will be available in amounts or on terms acceptable to us, or at all.

                                  RISK FACTORS
                                  ------------

     WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT ADEQUATE CAPITAL WE MAY GO OUT OF BUSINESS

     Our growth and continued operations could be impaired by limitations on our access to the capital markets. Two of the principals of our Company have committed up to $50,000 in additional capital to us via non-interest bearing unsecured lines of credit. However, we can not assure that the capital we have raised, and the additional capital available to us from our principals, will be adequate for the long-range growth of our Company. If financing is available, it may involve issuing securities senior to the shares or equity financings which are dilutive to holders of the shares. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may need to scale back or curtail implementing our business plan.

     Even if we are successful in raising capital, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in College Oak Investments, Inc. may become worthless.

     OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER THE COMPANY CAN CONTINUE AS A GOING CONCERN

     The Company has generated nominal revenues since inception. Additionally the Company is run by its sole employee, Carey Birmingham, who is also a significant shareholder of the Company. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if the Company cannot continue as a going concern, your investment in the Company could become devalued or even worthless.

     WE  HAVE  A  LIMITED  OPERATING  HISTORY  AND BECAUSE OF THIS IT MAY BECOME
DIFFICULT  TO  EVALUATE  OUR  CHANCE  FOR  SUCCESS

     We were formed as a Nevada corporation in February 2004. Aside from organizational costs incurred, we have not incurred significant expenses to date but do have a limited operating history which includes construction management and consulting agreements that have generated a small amount of fees. As such, it may be difficult to evaluate our business prospects. We are a development stage company new to our business, which means we need to arrange new agreements, raise needed capital, and pay expenses and general administrative fees. Although we have an experienced president and significant talents in our consultants, we are a new Company and, as such, run a real risk of not being able compete because of our relatively short existence. New companies in the competitive environment of construction, real estate and consulting often do not survive without a history of projects and contacts. Without our efforts to market our business, we may be forced to close and go out of business. Under such a circumstance, the value of any investment in College Oak Investments, Inc. may become worthless.

     WE DEPEND ON CAREY BIRMINGHAM, OUR SOLE DIRECTOR AND OFFICER, AND IF WE LOSE HIM, WE WILL FACE SIGNIFICANT HURDLES TO CONTINUING OPERATION

     Our performance is substantially dependent on the performance of Carey Birmingham, our sole officer and director. The loss of the services of Carey
Birmingham will have a material adverse effect on our business, results of operations and financial condition. In addition, the absence of Mr. Birmingham will force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement. Without the expertise of Mr. Birmingham, or an immediate and qualified successor, we may be forced to curtail operations or close the business entirely, making the value of any investment in College Oak Investments, Inc. worthless. In addition, we relay on Mr. Birmingham's discretion in the direction of our business and the agreements he enters into.

     THE TWO FOUNDERS OF OUR COMPANY POSSESS SIGNIFICANT CONTROL OVER THE COMPANY'S OPERATIONS, AND BECAUSE OF THIS THEY MAY CHOOSE A PLAN OF ACTION WHICH WILL DEVALUE THE COMPANY'S OUTSTANDING SECURITIES

     Our executive officer and director, along with our co-founder David Loev, control 89% of our outstanding Common Stock. Accordingly, our executive officer and co-founder possess significant influence over the Company on matters submitted to the stockholders for approval. These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control by our founders gives them virtually limitless ability to determine the future of our Company, and as such, they may unilaterally elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. This control may eventually make the value of any investment in College Oak Investments, Inc. worthless.

     NO  MARKET  CURRENTLY  EXISTS  FOR  OUR  COMMON  STOCK

     We currently lack a market for the Company's Common Stock. Because of this, it is hard to determine exactly how much our securities are worth. This makes an investment in our Company very speculative. As a result of the lack of market, it is hard to judge how much our securities are worth. Because of the illiquid nature of our shares, any investment in the Company may become worthless. In addition, even if a market does develop for our shares it is likely that it will be illiquid and sporadic.

     WE HAVE NOT AND DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS ON OUR COMMON STOCK, BECAUSE OF THIS OUR SECURITIES COULD FACE DEVALUATION IN THE MARKET

     We have paid no cash dividends on our Common Stock to date and it is not anticipated that any cash dividends will be paid to holders of our Common Stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

     OUR COMPANY HAS INDEMNIFIED ITS SOLE OFFICER AND DIRECTOR SO IT WILL BE DIFFICULT TO SEEK DAMAGES FROM HIM IN A LAWSUIT

     Our Bylaws provide that the officers and directors will only be liable to the Company for acts or omissions that constitute actual fraud, gross negligence or willful and wanton misconduct. Thus, we may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company. Such an indemnification payment might deplete our assets. Stockholders who have questions respecting the fiduciary obligations of our officers and directors should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the 1933 Act and the rules and regulations thereunder is against public policy and therefore unenforceable.

     You should carefully consider the above risk factors and warnings before making an investment decision. The risks described above are not the only ones facing us. Additional risks that we do not yet know of or that we currently think are not material may also have an adverse effect on our business operations. If any of those risks or any of the risks described above actually occur, our business could be adversely affected. In that case, the price of our common stock could decline, and you could lose all or part of your investment in the Company.

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of the date of filing of this report, the Company was not a party to any legal proceedings involving the Company.

ITEM 2.  CHANGES IN SECURITIES

     During the first quarter of our 2005 fiscal year, we issued 18,000 shares of the Company's Common Stock, which were not registered under the act to individuals in consideration for $1,800. The Company claims an exemption from registration provided by Rule 506 of Regulation D and section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The sales were made to a limited number of persons and the Company made independent determinations that all of these individuals were sophisticated investors, and that they were capable of analyzing the merits and risks of their investment.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

SCHERTZ PARKWAY VENTURES, LLC
-----------------------------

     On August 1, 2004, we entered into a joint venture agreement and along with other investors (several of whom are also investors in our Company), formed Schertz Parkway Ventures, LLC. On that date, we agreed to purchase a 3.0% ownership interest in the Company for an initial investment of $396.00. Schertz Parkway Ventures, LLC ("SPV"), in turn, has the right to own approximately 7.6 acres of commercial land in Schertz, Texas, a city of 30,000 located 8 miles northeast of San Antonio, Texas on Interstate IH-35. The property consists of raw land, zoned commercial and preliminary design studies anticipate approximately 37,000 square feet of professional office space, 15,000 square feet of retail space and 60,000 square feet of mini-storage space.

     It is the intention of the joint venture to develop, sell or otherwise improve the 7.6 acres in Schertz by December 31, 2005. In the event that the joint venture does not make a substantial effort in that regard by December 31, 2005, the owner of the land has the right to terminate the joint venture and the land will revert to its current owner without the need for payment of any consideration. In such an event, our Company's investment will effectively equate to nothing.

     As part owner of the project in Schertz, we are entitled to receive our pro rata share from a sale of all or part of the land which generates sale proceeds of over $3.50 per square foot, for the life of the joint venture. In the event a building or other improvement to the property is completed and rented or sold, we will be entitled to receive our pro rata portion of cash flows from rental or the sale.

     During August 2004, SPV obtained a $25,000 line of credit from a local, commercial bank for, among other things, the purposes of paying development costs of the project, including construction management fees to our Company. The president of our Company, along with another investor in SPV, guaranteed the line of credit for SPV. No member of SPV, including our Company, is obligated to guarantee any obligations of SPV, and College Oak Investments, Inc. has not guaranteed any debts to date on behalf of SPV.

     In addition to our ownership in the joint venture, we are entitled to receive a 3% fee for construction management consulting. When a contractor provides service to the joint venture, College Oak Investments reviews the invoice and checks to ensure the work has been adequately performed. We then bill the joint venture for the amount of the contract plus a 3% fee.

     SPV has elected to begin construction on the project, however it has not yet entered into any contracts. If SPV does enter into a construction management contract, the contract will include a provision whereby the Company receives a 3% fee, based on the construction costs, for its services.

     In August 2004, BFP Texas, Ltd. purchased a 13% interest in Schertz Parkway Ventures, LLC. BFP Texas, Ltd. is a shareholder of the Company and Carey Birmingham, our president, is a General Partner in BFP Texas, Ltd.

JANET T. BIRMINGHAM INTER VIVOS TRUST
-------------------------------------

     On August 15, 2004, we accepted the management and oversight of the renovation of a 500 square foot condominium in South Norwalk, Connecticut, owned by the Janet Birmingham Inter Vivos Trust. Janet Birmingham is the mother of our President. The verbal contract called for us to oversee the renovation of the condominium for a fee of 5% of the cost of construction. The renovation of this project was competed on October 15, 2004, for a total cost of $7,913.00, and generated $395.00 in fees to our Company. Our consultant, David Mooney aided us in the completion of the project for no cost to our Company beyond the shares of stock he has already received.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

       Exhibit No.          Description

        31.1*               Certificate of the Chief Executive
                            Officer pursuant Section 302 of the
                            Sarbanes-Oxley Act of 2002

        32.1*               Certificate of the Chief Executive
                            Officer and Chief Financial Officer
                            pursuant to Section 906 of
                            the Sarbanes-Oxley Act of 2002
 *     Filed Herein.

b)     Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fiscal quarter ended October 31, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            College Oak Investments, Inc.

DATED: December 10, 2004                    By: /s/ Carey G. Birmingham
                                             ------------------------
                                            Carey G. Birmingham
                                            Chief Executive Officer and
                                            Chief Financial Officer