Form 10QSB
period 2005-01-31
College Oak Investments, Inc.
filed 2005-03-03
CIK 1291983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended January 31, 2005

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

          For the transition period from           to
                                          --------    -------------

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

As of February 28, 2005, 2,114,000 shares of common stock, $0.001 par value of the issuer were outstanding ("Common Stock").

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


                 COLLEGE OAK INVESTMENTS, INC.
                        BALANCE SHEET
                       January 31, 2005
                          (Unaudited)

     ASSETS

Cash                                           $     282
Accounts receivable                                9,839
Investment in joint venture                          396
                                                 --------
  Total current assets                         $  10,517
                                                 ========

     LIABILITIES  &  STOCKHOLDERS'  DEFICIT

Accounts payable                               $  39,753
Line of credit                                     2,500
                                                 --------
  Total current liabilities                       42,253
                                                 --------

Commitments                                            -

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding              -
Common stock, $.001 par, 140,000,000 shares
  authorized, 2,114,000 shares issued
  and outstanding                                  2,114
Additional paid in capital                       209,286
Accumulated deficit                             (243,136)
                                                 --------
TOTAL STOCKHOLDERS' DEFICIT                      (31,736)
                                                 --------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT      $  10,517
                                                 ========



                          COLLEGE OAK INVESTMENTS, INC.
                            STATEMENTS OF OPERATIONS
                  Three and Nine Months Ending January 31, 2005
                                  (Unaudited)

                                                 Three              Nine
                                                 Months             Months
                                                ---------          ---------
Revenues
  General contracting                          $   42,937         $ 246,373
  Management fees                                     630             1,635
  Management fees related party                         -               455
                                                ---------          ---------
Total revenues                                     43,567           248,463

Cost of revenues                                   60,500           244,616
                                                ---------          ---------
Gross profit                                      (16,933)            3,847

Administrative expenses                             5,645            11,438
                                                ---------          ---------
Net loss                                       $  (22,578)        $  (7,591)
                                                =========          =========

Basic and diluted net
  loss per common share                        $     (.01)       $     (.00)

Weighted average common
  shares outstanding                            2,114,000         2,112,565



                   COLLEGE OAK INVESTMENTS, INC.
                     STATEMENTS OF CASH FLOWS
                 Nine Months Ended January 31, 2005
                           (Unaudited)

                                                           Nine
                                                          Months
                                                        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                 $(7,591)
Adjustments to reconcile net loss
  to cash used in operating activities:
Changes in:
  Accounts receivable                                     (9,839)
  Accounts payable                                         8,999
                                                        ---------
NET CASH USED IN OPERATING ACTIVITIES                     (8,431)
                                                        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase in joint venture                                 (396)
                                                        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Line of credit                                           2,500
  Sale of stock                                            1,800
                                                        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  4,300
                                                        ---------
NET CHANGE IN CASH                                        (4,527)
  Cash balance, beginning                                  4,809
                                                        ---------
  Cash balance, ending                                   $   282
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

     In the prior year, College Oak was presented as a development stage enterprise. Beginning in the quarter ended October 31, 2004, College Oak was no longer considered development stage.

NOTE 2 - COMMON STOCK

     During the nine months ended January 31, 2005, 18,000 shares were sold for $1,800.

NOTE 3 - LINE OF CREDIT

     During the nine months ended January 31, 2005, two of the company's founders provided College Oak with unsecured lines of credit totaling $50,000. Annual interest on unpaid principal is 0% and annual interest on matured unpaid principal is 10%. Any unpaid principal and interest is due on December 31, 2005. As of January 31, 2005, College Oak had borrowed $2,500.

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

OVERVIEW

     College Oak Investments, Inc. (the "Company") has a limited operating history. We were incorporated in February 2004, but have conducted limited business operations as we have had limited cash and assets. Since inception, we have marketed our services in a limited fashion as cash flow has allowed, relying on the efforts of our president and consultants to act on pending bids and/or opportunities as they arise. In the future, as revenues provide, we will place our Company on broad bid lists, seek out potential real estate owners requiring our specific expertise, and attend various local and regional social functions to spread awareness of our services. Traditionally, the services that we provide are sought out on a "word-of-mouth" basis and by networking within the industry. Other methods, such as advertising and public relations, are less often utilized for small companies such as ours, but we plan to implement those methods as our growth allows.

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

     On July 15, 2004, two of our founders, David Loev and Carey G. Birmingham committed to provide us with additional capital in the form of non-interest bearing, unsecured lines of credit totaling $50,000. These commitments are pursuant to written agreements between the Company and Messrs. Loev and Birmingham dated September 15, 2004. As of the date of this filing, $2,500 has been advanced to the Company pursuant to its line of credit with Mr. Birmingham. While these lines of credit will help our current cash position, we will need to seek additional financing in the short term to continue with our business plan and marketing needs. Additionally, we will need to seek out conventional long term financing for particular projects as needed in the form of mortgages or bank lines of credit. However, even with the capital available to us currently and which we hope to obtain through mortgages and lines of credit, we can provide no assurance that we will be successful in implementing our business plan or that revenues from our services or investments will be sufficient to fund our working capital and marketing expenditure requirements in the foreseeable future. Failure to obtain sufficient funding may adversely impact our financial position.

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

OPERATING RESULTS
RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  JANUARY  31,  2005

     For the three month period ending January 31, 2005, the Company had revenues of $43,567, consisting of $42,937 in general contracting, $630 in management fees, and $0 in management fees from a related party, which were offset by $60,500 due to cost of revenue associated with subcontractor fees and expenses associated with the Company's contracts, leaving a gross profit of ($16,933).

     For the three month period ending January 31, 2005, general and administrative expenses consisted of cash items of $5,645.

     The Company had a net loss of ($22,578) for the three months ending January 31, 2005.

RESULTS  OF  OPERATIONS  FOR  THE  NINE  MONTHS  ENDED  JANUARY  31,  2005

     For the nine month period ending January 31, 2005, the Company had revenues of $248,463, consisting of $246,373 in general contracting, $1,635 in management fees, and $455 in management fees from the Janet Birmingham Inter Vivos Trust (described in detail under Part II. Other information, Item 5. Other Information), which were offset by $244,616 due to cost of revenue associated with subcontractor fees and expenses associated with the Company's contracts, leaving a gross profit of $3,847.

     For the nine month period ending January 31, 2005, general and administrative expenses consisted of cash items of $11,438.

     The Company had a net loss of ($7,591) for the three months ending January 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash position was $282 as of January 31, 2005. We also had accounts receivable of $9,839 and investment in joint venture of $396, giving us total current assets of $10,517.

     We had total current liabilities of $42,253, which consisted of accounts payable of $39,753 and line of credit of $2,500.

     Working capital on January 31, 2005, was ($31,736).

     For the nine months ended January 31, 2005, cash used in operating activities was ($8,431), which consisted of ($7,591) of net loss, $8,999 in accounts payable, and ($9,839) in accounts receivable. Net cash flows from investing activities were ($396) for the nine months ended January 31, 2005. For the same period, the net cash flows from financing activities of the Company were $4,300, which consisted of $1,800 in sale of stock and $2,500 in line of credit.

     We have a written commitment from two of our founders to provide us with financing via lines of credit totaling $50,000 in the future. As of the date of this filing, $2,500 has been advanced to the Company pursuant to these lines of credit. Despite this assurance, however, if we are unable to raise additional capital from conventional sources, including lines of credit and additional sales of additional stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

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

     We are looking at the possibility of acquiring companies and raising additional capital though the issuance of new stock or debt securities. If this were to occur, we would anticipate adding additional employees as well as directors, many of whom would require stock as an incentive to join our company. Additionally, it is possible that in the future we will enter into a merger or acquisition, which could be dilutive to our stockholders and result in a change of control as well as a new business. There is no assurance that we will be successful in acquiring any companies, raising capital or that we will enter into a merger agreement.

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

     WE HAVE BEEN CONTACTED IN CONNECTION WITH VARIOUS MERGER AND ACQUISITION OPPORTUNITIES

     We have been contacted by parties seeking to merge and/or acquire the Company. In the event the Company does enter into a merger and/or acquisition with a separate company, the Company's majority shareholders will likely change and new shares of common stock would be issued resulting in dilution to current shareholders. As a result, the Company's new majority shareholders will likely change the composition of the Company's Board of Directors and replace the Company's management. The new management will likely change the Company's business focus and the Company can make no assurances that the Company's new management will be able to properly manage the direction of the Company or that this change in the Company's business focus will be successful. If the Company does enter into a merger or acquisition, and the Company's new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its operations, which will cause the value of the Company's Common Stock to decline. The Company will continue with its current business in the event a merger or acquisition is not completed.

     WE  HAVE  A  LIMITED  OPERATING  HISTORY  AND BECAUSE OF THIS IT MAY BECOME
DIFFICULT  TO  EVALUATE  OUR  CHANCE  FOR  SUCCESS

     We were formed as a Nevada corporation in February 2004. Aside from organizational costs incurred, we have not incurred significant expenses to date but do have a limited operating history which includes construction management and consulting agreements that have generated a small amount of fees. As such, it may be difficult to evaluate our business prospects. We were considered a development stage company until the quarter ended October 31, 2004, and we are new to our business, which means we need to arrange new agreements, raise needed capital, and pay expenses and general administrative fees. Although we have an experienced president and significant talents in our consultants, we are a new Company and, as such, run a real risk of not being able compete because of our relatively short existence. New companies in the competitive environment of construction, real estate and consulting often do not survive without a history of projects and contacts. Without our efforts to market our business, we may be forced to close and go out of business. Under such a circumstance, the value of any investment in College Oak Investments, Inc. may become worthless.

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

     Our executive officer and director, along with our co-founder David Loev, control 87% of our outstanding Common Stock. Accordingly, our executive officer and co-founder possess significant influence over the Company on matters submitted to the stockholders for approval. These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control by our founders gives them virtually limitless ability to determine the future of our Company, and as such, they may unilaterally elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. This control may eventually make the value of any investment in College Oak Investments, Inc. worthless.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On January 14, 2005, the Company's Chief Executive Officer, Carey Birmingham transferred 40,000 of his shares of the Company's Common Stock to thirteen (13) individuals as gifts ("Transfers"). Those Transfers included 13,000 shares to Mr. Birmingham's father, 2,000 shares to Mr. Birmingham's former stepson, 2,000 shares to Mr. Birmingham's former wife, and 2,000 shares to the president of SPV, of which the Company owns a 3.0% interest. The remaining nine (9) transferee's were personal friends of Mr. Birmingham.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.       Description

        31.1*          Certificate of the Chief Executive
                       Officer pursuant Section 302 of the
                       Sarbanes-Oxley Act of 2002

        32.1*          Certificate of the Chief Executive
                       Officer and Chief Financial Officer
                       pursuant to Section 906 of
                       the Sarbanes-Oxley Act of 2002
 *     Filed Herein.

b)     Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fiscal quarter ended January 31, 2005.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             College Oak Investments, Inc.

DATED: March 3, 2005                          By: /s/ Carey G. Birmingham
                                              ------------------------
                                                Carey G. Birmingham
                                                Chief Executive Officer and
                                                Chief Financial Officer