Form 10QSB
period 2005-06-30
College Oak Investments, Inc.
filed 2005-08-15
CIK 1291983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2005

                                       OR

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from________________to________________

                        Commission file number 333-116890

                                ----------------

                          COLLEGE OAK INVESTMENTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Nevada                                          30-0226902
    (State or Other Jurisdiction of                           (I.R.S. Employee
     Incorporation or Organization)                          Identification No.)

            20022 Creek Farm
           San Antonio, Texas                                       78259
(Address of principal executive offices)                         (Zip Code)

                                 (210) 418-5177
              (Registrant's Telephone Number, Including Area Code)

                                    April 30
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

                                ----------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days: Yes |X| No |_|

      The number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 2005: 19,320,000

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                          COLLEGE OAK INVESTMENTS, INC.
                    (formerly COASTAL ENERGY SERVICES, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2005
                                   (unaudited)

ASSETS
  Cash                                                             $    117,883
                                                                   ------------
      Total current assets                                              117,883

  Other assets                                                            1,605
                                                                   ------------

      Total assets                                                 $    119,488
                                                                   ============

LIABILITIES & STOCKHOLDERS' DEFICIT

  Accounts payable and accrued liabilities                         $    120,005

  Convertible notes, net of discount                                    166,391
                                                                   ------------
      Total current liabilities                                         286,396

  Note payable                                                           16,091
                                                                   ------------

      Total liabilities                                                 302,487

  Commitments                                                                --

STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                                              --

  Common stock, $.001 par value,
    140,000,000 shares authorized,
    19,320,000 shares issued and outstanding                             19,320

  Additional paid-in-capital                                         16,691,365

  Deficit accumulated during the development stage                  (16,893,684)
                                                                   ------------

      Total stockholders' deficit                                      (182,999)
                                                                   ------------

      Total liabilities & stockholders' deficit                    $    119,488
                                                                   ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          COLLEGE OAK INVESTMENTS, INC.
                    (formerly COASTAL ENERGY SERVICES, INC.)
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
             Three and Six-Month Periods Ended June 30, 2005 and the
        Periods from June 29, 2004 (Inception) Through June 30, 2004 and
                                  June 30, 2005
                                   (unaudited)

                                 Three Months        Six Months         Inception          Inception
                                    Ended              Ended             Through            Through
                                June 30, 2005      June 30, 2005      June 30, 2004      June 30, 2005
                                -------------      -------------      -------------      -------------
General and administrative
   expenses                     $    256,975       $    282,426       $       1,654      $    373,889

Share based compensation          10,527,500         16,462,694                            16,462,694

Interest expense                      56,059             56,257                 375            57,101
                                ------------       ------------       -------------      ------------

     Total expenses               10,840,534         16,801,377               2,029        16,893,684
                                ------------       ------------       -------------      ------------

     Net loss                   $(10,840,534)      $(16,801,377)      $      (2,029)     $(16,893,684)
                                ============       ============       =============      ============

Basic and diluted net loss
  per common share              $      (0.57)      $      (1.68)
                                ============       ============

Weighted average common
  shares outstanding              19,180,615         10,024,608
                                ============       ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          COLLEGE OAK INVESTMENTS, INC.
                    (formerly COASTAL ENERGY SERVICES, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     Six-Months Ended June 30, 2005 and the
        Periods from June 29, 2004 (Inception) Through June 30, 2004 and
                                  June 30, 2005
                                   (unaudited)

                                             Six Months         Inception          Inception
                                               Ended             Through            Through
                                           June 30, 2005      June 30, 2004      June 30, 2005
                                           -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $(16,801,377)      $     (2,029)      $(16,893,684)
Adjustments to reconcile net loss to
 Cash used in operating activities:
  Share based compensation                   16,462,694                 --         16,462,694
 Amortization of debt discount                   47,792                 --             47,792

Changes in:
 Increase in accounts payable
  and accrued liabilities                        42,759                375            120,066
                                           ------------       ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES          (248,132)            (1,654)          (263,132)
                                           ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in joint venture                       (749)                --               (749)
                                           ------------       ------------       ------------

NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                       (749)                --               (749)
                                           ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable                          --             15,000             15,000
 Proceeds from sale of common stock              16,764                 --             16,764
 Proceeds from convertible notes                350,000                 --            350,000
                                           ------------       ------------       ------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                    366,764             15,000            381,764
                                           ------------       ------------       ------------

NET CHANGE IN CASH                              117,883             13,346            117,883
  Cash balance, beginning of period                  --                 --                 --
                                           ------------       ------------       ------------
  Cash balance, end of period              $    117,883       $     13,346       $    117,883
                                           ============       ============       ============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                   $         --       $         --       $         --
  Cash paid for income taxes               $         --       $         --       $         --

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          COLLEGE OAK INVESTMENTS, INC.
                    (formerly COASTAL ENERGY SERVICES, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of College Oak Investments, Inc. (formerly Coastal Energy Services, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Coastal's audited 2004 annual financial statements and notes thereto contained in College Oak's Form 8-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in Coastal's audited 2004 annual financial statements, as reported in College Oak's Form 8-K/A, have been omitted.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statements of income and expenses. Actual results could differ from those estimates.

Stock Compensation. College Oak adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation FAS No. 123 and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

College Oak accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. College Oak granted 12,600,000 options to purchase common stock to employees during the three months ended June 30, 2005. All options vest immediately, have an exercise price of $0.05 per share and expire 5 years from the date of grant. College Oak recorded compensation expense of $10,080,000 under the intrinsic value method during the three and six-month periods ended June 30, 2005.

The following table illustrates the effect on net loss and net loss per share if College Oak had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                        Three Months Ended      Six Months Ended
                                           June 30, 2005          June 30, 2005
                                           -------------          -------------

Net loss as reported                       $(10,840,534)         $(16,801,377)
Add: stock based
 compensation determined
 under intrinsic value
 based method                                10,080,000            10,080,000

Less: stock based
 compensation determined
 under fair value
 based method                                10,710,000            10,710,000
                                           ------------          ------------

Pro forma net loss                         $(11,470,534)         $(17,431,377)
                                           ============          ============

Basic and diluted net loss
 per common share:
 As reported                               $      (0.57)         $      (1.68)
                                           ============          ============
 Pro Forma                                 $      (0.60)         $      (1.74)
                                           ============          ============

The weighted average fair value of the stock options granted during 2005 $0.85. Variables used in the Black-Scholes option-pricing model include (1) 3.9% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility was 553%, and (4) zero expected dividends.

NOTE 2 - REVERSE MERGER TRANSACTION

On April 6, 2005 (the effective date), College Oak acquired Coastal in exchange for 17,206,000 shares of College Oak common stock. Coastal was merged with and into College Oak with College Oak continuing as the surviving entity.

The share issuance resulted in the Coastal shareholders controlling approximately 89% of College Oak's issued and outstanding shares of common stock. Consequently, the transaction is being accounted for as a reverse merger with Coastal being deemed the accounting acquirer. Since the transaction involved the merger of a private company (Coastal) into a public shell (College
Oak), it is considered to be a capital transaction rather than a purchase business combination. For financial accounting and reporting purposes, the historical financial statements of College Oak prior to the effective date have been restated to be those of Coastal.

NOTE 3 - CONVERTIBLE NOTES

During April 2005, Coastal borrowed $350,000. The notes are convertible at any time into shares of Coastal's common stock at an effective conversion rate of $0.21 per share, accrue interest at the rate of 10% per annum and mature in twelve months from the date of issuance. Based on the effective conversion rate of $0.21, Coastal has recognized a beneficial conversion feature on the notes of $231,401 which was recorded as a debt discount. The discount is being amortized over the life of the Notes. As of June 30, 2005, $47,792 of the discount had been amortized.

As of the effective date, the notes became convertible into an equal number of College Oak shares.

NOTE 4 - ISSUANCE OF COMMON STOCK

On March 28, 2005, Coastal issued 17,006,000 shares as follows:

      o 100,000 shares of common stock for services valued at $35,000 and is included in share based compensation; and

      o 16,906,000 shares of common stock valued at $5,917,100 for cash proceeds of $16,906. The $5,900,194 of value in excess of the cash proceeds received has been charged to expense as share based compensation;

The value of the shares issued was determined by reference to the closing price of College Oak's stock on the date of issuance.

NOTE 5 - STOCK OPTION GRANTS

On April 1, 2005, Coastal granted stock options to a non-employee to purchase up to 500,000 shares of common stock at $0.30 per share. The option shall terminate no later than March 31, 2010 and may be exercised in whole or in part, at any time from and after October 1, 2005. The fair value of the option was $150,000 and has been fully expensed as share based compensation. As of the effective date of the merger, the shares available in connection with the option converted into an equal number of College Oak shares.

On April 29, 2005, College Oak granted stock options to seven persons, five of which are company directors and/or officers and two of which are non-employees, to acquire up to 12,950,000 shares of College Oak's common stock. The options are immediately exercisable at $0.05 per share and will expire on April 28, 2010. The options were granted as an inducement to retain management and for services rendered to College Oak. The intrinsic value of the options granted to the employees was $10,080,000 and has been expensed as share based compensation. The fair value of the options granted to the non-employees was $297,500 and has been expensed as share based compensation.

Item 2. Management's Plan of Operation.

      College Oak Investments, Inc. ("we", "our" or the "Company") was recently reorganized to engage in the energy industry. Presently, the Company is pursuing a number of potential acquisitions and/or joint ventures relating to natural gas and/or oil properties. We are a "shell company" as that term is defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act of 1934 ("Exchange Act"). As such, we are subject to rules recently adopted by the Securities and Exchange Commission applicable to shell companies. In particular, upon completion of a merger, capital stock exchange, asset acquisition or other similar business combination with a third party (a "Business Combination"), we will be obligated to disclose on an accelerated basis the same type of information we would be required to provide in registering a class of securities under the Exchange Act.

Item 3. Controls and Procedures.

      Our CEO/CFO, after evaluating the effectiveness of our "disclosure controls and procedures" (pursuant to the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be included in our periodic SEC filings is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to him as appropriate to allow timely decisions regarding disclosure, except that adjustments were required by our auditors in their review. We are reviewing our accounting department procedures to ensure that future adjustments in these areas are not required. There were no significant changes in our internal control over financial reporting during the period ended June 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits, List and Reports on Form 8-K.

      (a)   Exhibits

      Exhibit Number                           Description
      --------------                           -----------

           31.1             Certification of Chief Executive Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002

           31.2             Certification of Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

           32.2 Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

      (b)   Reports on Form 8-K

      During the period covered by this Report, we filed Reports on Form 8-K on each of the following dates: (i) April 7, 2005 (announcing our merger with Coastal Energy Services), (ii) May 3, 2005 (announcing the issuance of certain stock options), (iii) June 17, 2005 (announcing the change of our fiscal year end to December 31) and (iv) June 20, 2005 (filing our audited financial statements with respect to our merger with Coastal).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COLLEGE OAK INVESTMENTS, INC.


Date: August 15, 2005                    By: /s/ Carey G. Birmingham
                                             -----------------------------------
                                         Name:  Carey G. Birmingham
                                         Title: Chief Executive Officer


Date: August 15, 2005                    By: /s/ Carey G. Birmingham
                                             -----------------------------------
                                         Name:  Carey G. Birmingham
                                         Title: Chief Financial Officer

                                INDEX TO EXHIBITS

         Exhibit Number                         Description
         --------------                         -----------

         31.1               Certification of Chief Executive Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002

         31.2               Certification of Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

         32.2 Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer