Form 10QSB
period 2005-09-30
College Oak Investments, Inc.
filed 2005-11-03
CIK 1291983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005

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

                                ----------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days: Yes |X| No |_|

      The number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2005: 19,320,000

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                          COLLEGE OAK INVESTMENTS, INC.
                    (Formerly COASTAL ENERGY SERVICES, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

ASSETS
  Cash                                                             $     37,242
                                                                   ------------
      Total current assets                                               37,242

     Other assets                                                         1,605
                                                                   ------------
      Total assets                                                 $     38,847
                                                                   ============

LIABILITIES & STOCKHOLDERS' DEFICIT

  Accounts payable and accrued liabilities                         $    109,309

  Convertible notes, net of discount                                    224,241
                                                                   ------------
      Total current liabilities                                         333,550

  Note payable                                                           16,293
                                                                   ------------
      Total liabilities                                                 349,843

  Commitments and contingencies                                              --

STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                                              --

  Common stock, $.001 par value,
    140,000,000 shares authorized,
    19,320,000 shares issued and outstanding                             19,320

  Additional paid-in-capital                                         16,691,365

  Deficit accumulated during the development stage                  (17,021,681)
                                                                   ------------
      Total stockholders' deficit                                      (310,996)
                                                                   ------------
      Total liabilities & stockholders' deficit                    $     38,847
                                                                   ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          COLLEGE OAK INVESTMENTS, INC.
                    (Formerly COASTAL ENERGY SERVICES, INC.)
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
          Three and Nine-Month Periods Ended September 30, 2005 and the
      Periods from June 29, 2004 (Inception) Through September 30, 2004 and
                               September 30, 2005
                                   (Unaudited)

                              Three Months      Nine Months       Inception        Inception
                                  Ended            Ended           Through          Through
                              September 30,    September 30,    September 30,    September 30,
                              -------------    -------------    -------------    -------------
                                  2005              2005            2004             2005
                                  ----              ----            ----             ----
General and administrative
   expenses                   $     61,123     $    343,549     $      1,654     $    435,012

Share based compensation                --       16,462,694               --       16,462,694

Interest expense                    66,874          123,131              375          123,975
                              ------------     ------------     ------------     ------------
     Total expenses                127,997       16,929,374            2,029       17,021,681
                              ------------     ------------     ------------     ------------
     Net loss                 $   (127,997)    $(16,929,374)    $     (2,029)    $(17,021,681)
                              ============     ============     ============     ============

Basic and diluted net loss
  per common share            $      (0.01)    $      (1.29)
                              ============     ============
Weighted average common
  shares outstanding            19,320,000       13,157,121
                              ============     ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                          COLLEGE OAK INVESTMENTS, INC.
                    (Formerly COASTAL ENERGY SERVICES, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  Nine-Months Ended September 30, 2005 and the
      Periods from June 29, 2004 (Inception) Through September 30, 2004 and
                               September 30, 2005
                                   (Unaudited)

                                          Nine Months       Inception        Inception
                                             Ended           Through          Through
                                         September 30,    September 30,    September 30,
                                         -------------    -------------    -------------
                                             2005             2004             2005
                                             ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                 $(16,929,374)    $     (2,029)    $(17,021,681)
Adjustments to reconcile net loss to
 Cash used in operating activities:
  Share based compensation                 16,462,694               --       16,462,694
 Amortization of debt discount                105,642               --          105,642

Changes in:
 Increase in accounts payable
  and accrued liabilities                      32,265              375          109,572
                                         ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES        (328,773)          (1,654)        (343,773)
                                         ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in joint venture                     (749)              --             (749)
                                         ------------     ------------     ------------
NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                     (749)              --             (749)
                                         ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable                        --           15,000           15,000
 Proceeds from sale of common stock            16,764               --           16,764
 Proceeds from convertible notes              350,000               --          350,000
                                         ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                  366,764           15,000          381,764
                                         ------------     ------------     ------------
NET CHANGE IN CASH                             37,242           13,346           37,242
  Cash balance, beginning of period                --               --               --
                                         ------------     ------------     ------------
  Cash balance, end of period            $     37,242     $     13,346     $     37,242
                                         ============     ============     ============
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                 $         --     $         --     $         --
  Cash paid for income taxes             $         --     $         --     $         --

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

College Oak accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. College Oak granted 12,600,000 options to purchase common stock to employees during the nine months ended September 30, 2005. All options vest immediately, have an exercise price of $0.05 per share and expire 5 years from the date of grant. College Oak recorded compensation expense of $10,080,000 under the intrinsic value method during the nine month period ended September 30, 2005.

The following table illustrates the effect on net loss and net loss per share if College Oak had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                         Three Months Ended   Nine Months Ended
                                         September 30, 2005   September 30, 2005
                                         ------------------   ------------------
Net loss as reported                        $   (127,997)        $(16,929,374)
Add: share based
 compensation determined
 under intrinsic value
 based method                                         --           10,080,000

Less: share based
 compensation determined
 under fair value
 based method                                         --          (10,710,000)
                                            ------------         ------------
Pro forma net loss                          $   (127,997)        $(17,559,374)
                                            ============         ============
Basic and diluted net loss
 per common share:
 As reported                                $      (0.01)        $      (1.29)
                                            ============         ============
 Pro Forma                                  $      (0.01)        $      (1.33)
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

NOTE 3 - CONVERTIBLE NOTES

During April 2005, Coastal borrowed $350,000. The notes are convertible at any time into shares of Coastal's common stock at an effective conversion rate of $0.21 per share, accrue interest at the rate of 10% per annum and mature in twelve months from the date of issuance. Based on the effective conversion rate of $0.21, Coastal has recognized a beneficial conversion feature on the notes of $231,401 which was recorded as a debt discount. The discount is being amortized over the life of the Notes. As of September 30, 2005, $125,758 of the discount had been amortized.

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

Item 2. Management's Plan of Operation.

College Oak Investments, Inc. ("we", "our" or the "Company") has recently been reorganized to engage in the energy industry. Presently, the Company is pursuing a number of potential acquisitions and or joint ventures relating to natural gas and/or oil properties. We are a "shell company" as that term is defined in Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act of 1934 ("Exchange Act"). As such, we are subject to rules recently adopted by the Securities and Exchange Commission applicable to shell companies. In particular, upon completion of a merger, capital stock exchange, asset acquisition or other similar business combination with a third party (a "Business Combination"), we will be obligated to disclose on an accelerated basis the same type of information we would be required to provide in registering a class of securities under the Exchange Act.

Item 3. Controls and Procedures

Our CEO/CFO, after evaluating the effectiveness of our "disclosure controls and procedures" (pursuant to the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be included in our periodic SEC filings is (1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and (2) accumulated and communicated to him as appropriate to allow timely decisions regarding disclosure, except that adjustments were required by our auditors in their review. We are reviewing our accounting department procedures to ensure that future adjustments in these areas are not required. There were no significant changes in our internal control over financial reporting during the period ended September 30, 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits, List and Reports on Form 8-K.

      (a) Exhibits

      Exhibit Number                Description
--------------------------------------------------------------------------------

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

      (b) Reports on Form 8-K

      During the period covered by this Report, we filed an amendment to a Report on Form 8-K on August 19, 2005 (restating our financial statements).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         COLLEGE OAK INVESTMENTS, INC.

Date: November 2, 2005                   By: /s/ Carey G. Birmingham
                                             -----------------------------------
                                         Name:  Carey G. Birmingham
                                         Title: President,
                                                Chief Executive Officer

Date: November 2, 2005                   By: /s/ Carey G. Birmingham
                                             -----------------------------------
                                         Name:  Carey G. Birmingham
                                         Title: Chief Financial Officer

                                INDEX TO EXHIBITS

      Exhibit Number                Description
--------------------------------------------------------------------------------

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