Form 10KSB
period 2005-12-31
Baseline Oil & Gas Corp.
filed 2006-03-31
CIK 1291983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

                       Commission file number: 333-116890

                            Baseline Oil & Gas Corp.
                 (Name of small business issuer in its charter)

            Nevada                                      30-0226902
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

20022 Creek Farm, San Antonio, Texas                                    78259
(Address of principal executive offices)                              (Zip code)

         Issuer's telephone number, including area code: (210) 418-5177

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes |X|  No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X| (Not applicable)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

      The issuer's revenues for its most recent fiscal year were $0.

      As of March 14, 2006, the aggregate market value of the issuer's common equity held by non-affiliates was $44,298,142, based on the closing price of $2.52 per share for its common stock on the OTC Bulletin Board on March 14, 2006. As of March 14, 2006, 40,521,068 shares of the issuer's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

Cautionary Notice Regarding Forward Looking Statements

      Baseline Oil & Gas Corp. (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "--Risk Factors" below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Description of Business.

      We were incorporated as a Nevada corporation in February 2004 under the name of College Oak Investments, Inc., and changed our name to Baseline Oil & Gas Corp. on January 17, 2006.

      We are the surviving corporation of a merger transaction with Coastal Energy Services, Inc. ("Coastal") that was effective on April 6, 2005. As a result of the merger, Coastal Energy Services, Inc. was treated as the "acquiring" company and the historical financial statements of our company were restated to be those of Coastal for financial accounting and reporting purposes. See " - Development of Business" below.

      We are a "shell company" as that term is defined in Rule 405 promulgated under the Securities Act of 1933 (the "Securities Act") and Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), and as such, are subject to rules of the Securities Exchange Commission (SEC) applicable to shell companies. To date, we have only conducted nominal operations and have only nominal assets. We expect that upon completion of the Rex Energy asset acquisition transaction described below, we will exit "shell company" status and file a Current Report on Form 8-K disclosing the transaction and our terminating shell company status. We also plan, after the filing of this Form 10-KSB, to file a Form 10-SB to register our common stock under Section 12(g) of the Exchange Act. When our Form 10-SB is filed and becomes effective, we will be subject to the proxy rules under Section 14 under the Exchange Act and our officers, directors and 10% shareholders will obligated to comply with the provisions of Sections 13 and 16 of the Exchange Act, requiring them to file statements of beneficial ownership of our equity securities and changes in that ownership on a current basis.

Development of Business.

      Initial Registered Offering. In 2004, we filed a registration statement on Form SB-2 for the sale by certain selling stockholders of up to 232,000 shares of our common stock. At that time, our business plan involved our engaging in development consulting, construction management and general contracting services and support for small to mid-size commercial developers and users of commercial buildings and various types of raw land for speculation and development. For the nine months ended January 31, 2005, we had minimal revenues from general contracting activities and management fees.

      Coastal Merger. Effective April 6, 2005, we completed a merger transaction with Coastal Energy Services, Inc., a closely-held Delaware corporation ("Coastal"). Under the Plan and Agreement of Merger, Coastal was merged with and into our company in exchange for 17,206,000 shares of our common stock issued to the former Coastal stockholders. In addition, all stock options and other rights to purchase shares of common stock of Coastal were converted into options or rights to purchase an equal number of shares of our common stock. As of the effective date of the merger, options to acquire up to 500,000 shares of Coastal common stock were converted into options to acquire 500,000 shares of our common stock.

      Under the merger agreement, we assumed all of the obligations and liabilities of Coastal, including Coastal's obligations to repay outstanding indebtedness under its $350,000 original principal amount of 10% convertible promissory notes. These notes are convertible into shares of our common stock at an effective conversion price of $0.21 per share. Subject to the rights of the holders of these notes to convert into shares of our common stock, all of the indebtedness under these notes becomes due and payable on April 6, 2006. In addition, on the effective date of the merger, Coastal delivered the sum of $125,000 to the Company to discharge amounts owed by us for prior legal services rendered to us and for expenses incurred by us in connection with the merger transaction.

      As a result of the merger, Barrie M. Damson and Alan D. Gaines, current officers and directors of the Company, each became beneficial owners of 27.9% of our then-outstanding shares of common stock. Mr. Damson became chairman of the board, chief executive officer and a director, and Mr. Gaines became vice chairman and a director. See Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," Item 10 "Executive Compensation," Item 11 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and Item 12 "Certain Relationships and Related Transactions" of this Form 10-KSB.

      Coastal had been formed to engage in the energy business, and following the merger, the Company began pursuing opportunities in the energy industry.

      The merger transaction with Coastal resulted in the Coastal stockholders controlling approximately 89% of our issued and outstanding shares of common stock immediately following its completion. Consequently, the transaction was accounted for as a reverse merger with Coastal being deemed the acquiring entity for financial accounting purposes. See Item 6 "Management's Discussion and Analysis or Plan of Operations" and Note 2 of Notes to Financial Statements of Baseline Oil & Gas Corp. included elsewhere herein.

      Post-Merger Activities. On April 29, 2005, our board of directors granted stock options to purchase up to 12,950,000 shares of our common stock, $0.001 par value, to seven individuals, including five of our officers and directors. The stock options were immediately exercisable at an exercise price of $.05 per share, and expire on April 28, 2010.

      Prior to the merger, on March 28, 2005 Coastal had issued (i) 100,000 shares of its common stock for services valued at $35,000, and 16,906,000 shares of its common stock for $16,590 in cash. The value deemed in excess of the cash proceeds ($5,900,194) received by Coastal was charged to expense as share based compensation. On April 1, 2005, Coastal granted stock options to a consultant to purchase up to 500,000 shares of common stock at an exercise price of $0.30 per share. The term of this option expires March 31, 2010 and is fully exercisable at any time after October 1, 2005. During 2005, the Company granted additional stock options to purchase up to a total of 14,500,000 shares of common stock to its officers, directors, consultants and other individuals. See Note 5 of Notes to Financial Statements contained in Item 7 "Financial Statements."

      In June 2005, our board of directors determined to change our fiscal year from a 12-month period ending April 30 of each year to a 12-month period to end on December 31 of each year.

      In November 2005, we completed the offering and sale of a $2.375 million in units of our notes and shares of common stock in privately negotiated transactions with accredited investors. For each $50,000 invested, an investor received (i) a $50,000 principal amount 10% convertible promissory note, and
(ii) 20,000 shares of our common stock. Each note matures on May 15, 2007 and bears interest at the rate of 10% per annum. The holder of a note may elect to receive interest on the note in cash or in shares of common stock valued at $0.50 per share. At any time prior to maturity, holders may convert the principal and accrued but unpaid interest on their note into such number of shares of common stock equal to the outstanding principal amount plus accrued but unpaid interest, divided by $0.50, or a total of 4,750,000 shares. At the time of their initial investment, the purchasers of the units received in the aggregate 950,000 shares of common stock. Upon conversion of the notes, holders will receive up to an additional 5,462,000 shares of common stock, assuming that all holders elect to receive shares of common stock in lieu of cash for interest through the maturity date.

      We issued the placement agent for this transaction a five-year warrant to purchase up to 475,000 shares of our common stock at an exercise price of $0.50 per share. We also granted to purchasers of the units certain "piggy-back" registration rights for the shares acquired, the shares underlying the convertible notes (including those which may be issued as interest payments) and the shares underlying the warrant. If no such filing is made, then at any time after November 15, 2006, the holders will have the right to demand that we file, no later than 45 days following the date of the demand, a registration statement covering the resale of their shares.

New Albany - Rex Energy Relationships.

      New Albany - Indiana, LLC and Source Rock Transactions. On November 25, 2005, we entered into a joint venture with Rex Energy Operating Corp. ("Rex Energy"), a privately held Delaware corporation, for the purpose of acquiring working interests in leasehold interests in leasehold acreage in the Illinois Basin located in Southern Indiana known to contain New Albany Shale formations. Under this joint venture, we and Rex Energy formed New Albany-Indiana, LLC, a Delaware limited liability company (the "LLC" or "New Albany"). Pursuant to a Limited Liability Company Agreement (the "LLC Agreement"), we have a 50% economic/voting interest in the LLC and certain affiliates of Rex Energy have a 50% economic/voting interest in the LLC. Rex Energy had originally been a member of the LLC but, on January 30, 2006, Rex Energy withdrew as a member and assigned its membership interests to several of its affiliates, namely Lance T.

Shaner, Shaner & Hulburt Capital Partners Limited Partnership, Rex Energy II Limited Partnership, Douglas Oil & Gas and Rex Energy Wabash, LLC (collectively, the "LLC Assignees"). Rex Energy Wabash, LLC ("Rex Wabash"), a Delaware limited liability company and an affiliate of Rex Energy, is the Managing Member of the LLC and manages its day-to-day operations.

      On February 1, 2006, the LLC completed its acquisition of certain oil and gas leases and other rights from Aurora Energy Ltd., a Nevada corporation ("Aurora"), pursuant to a Purchase and Sale Agreement dated November 15, 2005 (the "Aurora Agreement"). Pursuant to the Aurora Agreement, the LLC purchased from Aurora an undivided 48.75% working interest (40.7% net revenue interest) in
(i) certain oil, gas and mineral leases covering approximately 80,000 acres in several counties in Indiana (the "Leases") and (ii) all of Aurora's rights under a certain Farmout and Participation Agreement with a third party ("Farmout Agreement"). In addition, the LLC was granted an option from Aurora (the "Option"), exercisable by the LLC until August 1, 2007, to acquire a fifty percent (50%) working interest in any and all acreage leased or acquired by Aurora or its affiliates within certain other counties located in Indiana (currently estimated to be 50,000 acres), at a fixed price of $25 per net acre. The total purchase price for the acquisition of the working interests in the Leases and the Farmout Agreement, together with the grant of the Option, was $10,500,000. Of the total purchase price, we paid an aggregate of $5,250,000. We obtained funding to pay our share of the LLC's purchase price for this acquisition through private placements of (i) the convertible notes and stock in November 2005 and (ii) shares of our common stock in February 2006. See Item 6 "Management's Discussion and Analysis or Plan of Operations". As described above, on January 30, 2006, Rex Energy withdrew as a member from the LLC and assigned its membership interests to the LLC Assignees.

      On March 6, 2006, the LLC purchased from Source Rock Resources, Inc. ("Source Rock") a 45% working interest in certain oil, gas and mineral leases covering approximately 21,000 acres in Knox and Sullivan Counties in Indiana, which the Company believes contain New Albany Shale formation stratum. The purchase price paid by the LLC was $735,000 (of which we paid half). Rex Energy will be the operator for wells drilled on the acreage.

      Execution of Definitive Agreements to Purchase Oil and Gas Assets for $73.2 million. On January 16, 2006, the Company signed a definitive Purchase Agreement (the "Purchase Agreement") with Rex Energy, Rex Energy Royalties Limited Partnership ("Rex Royalties"), PennTex Resources, L.P. ("PennTex Resources"), PennTex Resources Illinois, Inc. ("PennTex Illinois"), Douglas Oil & Gas Limited Partnership ("Douglas O&G"), Douglas Westmoreland Limited Partnership ("Douglas Westmoreland"), Midland Exploration Limited Partnership ("Midland"), Rex Wabash, Lance T. Shaner and Benjamin W. Hulburt (each sometimes referred to as a "Rex Seller" and collectively, the "Rex Sellers"). Pursuant to the Purchase Agreement, subject to the satisfaction of various terms and conditions, the Company has agreed to purchase the following assets (the "Rex Assets") from the Rex Sellers: (i) all of the assets of Douglas O&G, Midland, Douglas Westmoreland, PennTex Resources, Rex Royalties and Rex Wabash, together with 100% of the outstanding capital stock of Rex Energy and PennTex Illinois (which own working and royalty interests in oil and gas leases as operator and non-operator, located in Illinois, Indiana, Pennsylvania, West Virginia, Texas, New Mexico, Virginia and New York, that contain approximately 2,028 gross producing oil and natural gas wells) and (ii) Rex Sellers' 50% membership interest (the "New Albany Membership Interest") in the LLC, together with all rights of the LLC in the Aurora Agreement.

      Additionally, the Company agreed to assume certain liabilities of the Rex Sellers, including post-closing obligations related to the day-to-day ownership and operation of the Rex Assets to be conveyed, pre-closing and post-closing environmental liabilities and personal injury and property damage liabilities incurred on or with respect to such properties, and liabilities of the Rex

Sellers under (i) the Rex Sellers' employee benefit plans, (ii) the Rex Sellers' obligations to indemnify their respective directors, officers, partners and employees under their charters, bylaws, agreements or under law, (iii) sales and use taxes arising out of the transactions contemplated under the Purchase Agreement and (iv) all liabilities of the Rex Sellers under contracts, leases and other agreements relating to the Rex Assets to be conveyed by the Rex Sellers under the Purchase Agreement. Certain assets that the Company will acquire from the Rex Sellers are subject to claims in connection with material outstanding litigation. See "Item 3. Legal Proceedings."

      The closing of the Company's purchase of the Rex Assets (the "Closing") is scheduled to occur on or before May 1, 2006 or on such other date as the Company and the Rex Sellers may agree (the "Closing Date"). The purchase price which the Company has agreed to pay for the Rex Assets (other than the New Albany Membership Interest) is $73,169,999 in cash, subject to certain adjustments as set forth in the Purchase Agreement. The purchase price the Company has agreed to pay for the New Albany Membership Interest is payable in shares of our common stock to be determined by dividing:

      the Rex Sellers' total capital contributions made to the LLC from its inception through the Closing Date (approximately $5,614,000 as of March 15,
2006), by

      $1.10, which was the price per share of our common stock that we issued under our private financing transaction that we completed on February 1, 2006.

      Thus, if the Closing occurred as of March 15, 2006, we would be required to issue a total of 5,103,636 shares of our common stock to Lance T. Shaner, Shaner & Hulburt Capital Partners Limited Partnership, Rex Energy II Limited Partnership and Douglas O&G in respect of the New Albany Membership Interest.

      The recipients of such shares of common stock will receive "piggy-back" registration rights effective upon the Closing Date. The Company intends to finance the cash portion of the purchase price for the Rex Assets through a combination of senior debt and the sale of shares of its common stock.

      As part of the Company's due diligence, Ralph E. Davis Associates, Inc., an independent engineering firm retained by the Company, conducted an audit of the June 1, 2005 reserve report of Netherland Sewell & Associates, Inc. (the "NS Report"). The NS Report, which was commissioned by the Rex Sellers, reflected total proved reserves of 6.4 million barrels of oil equivalent together with total probable reserves of 370,000 barrels of oil equivalent, with respect to the Rex Assets (other than the New Albany Membership Interest). The NS Report was prepared using a NYMEX-based barrel-of-oil equivalent price for oil and natural gas as of June 1, 2005. The Purchase Agreement had provided for certain purchase price adjustments in the event that the total proved reserves for the Rex Assets according to the audit performed by Ralph E. Davis Associates, Inc. deviated by more than 10% from that set forth in the NS Report. Since the audit conducted by our independent engineering firm concluded that total proved reserves with respect to the Rex Assets did not deviate from the total proved reserves in the NS Report by more than 10%, there will be no adjustment to the purchase price based upon any deviation in reserves.

      The Purchase Agreement requires that substantially all of the hedging arrangements of the Rex Sellers that are existing as of the date of the Purchase Agreement with respect to the oil and gas properties to be conveyed, and all future hedging arrangements that the Rex Sellers enter into with respect to those oil and gas properties prior to Closing, must be terminated at the Rex Sellers' sole cost and expense on or before the Closing Date. If the costs to terminate those hedging arrangements exceed $6.0 million, then at the Company's option, either (i) the purchase price will be increased by the amount by which those total costs exceed $6.0 million, or (ii) the Company will assume the Rex Sellers' obligations under those hedging arrangements and the purchase price will be decreased by $5.0 million. Under an amendment to the Purchase Agreement dated March 10, 2006, the Company agreed to assume the Rex Sellers' obligations under certain natural gas hedges covering approximately 55% of its gas production through December 31, 2006 at an average floor price of $8.50 per Mcf and ceiling price of $13.40 per Mcf.

      The Purchase Agreement contains cross-indemnification provisions whereby the Company and the Sellers have agreed to indemnify each other for breaches and violations of the Purchase Agreement and for the operation and ownership of the subject oil and natural gas properties before and after the effective date of their conveyance to the Company.

      Concurrently with the execution of the Purchase Agreement, the Company entered into a Stock Agreement (the "Stock Agreement") with Lance T. Shaner, Benjamin W. Hulburt, Thomas F. Shields, Michael S. Carlson, Christopher K. Hulburt and Thomas C. Stabley, individuals affiliated in various respects with Rex Energy (the "Rex Designees"), under which the Company issued a total of 12,069,250 shares of its common stock to the Rex Designees. These shares are subject to the Company's right of first refusal to repurchase such shares at a price $1.00 below any bona-fide purchase offer for the shares made by a third party. Similarly, in the event that the Company does not purchase the Rex Assets as a result of (i) a material breach by any of the Rex Sellers of their representations or covenants contained in the Purchase Agreement or (ii) the failure by Rex Sellers to satisfy a required condition to Closing as set forth in the Purchase Agreement, then all shares delivered to such Rex Designees shall be immediately subject to a three (3) year "lock-up" period during which the shares could not be sold or transferred except under certain specified circumstances. The right of first refusal would not apply to any sale of shares pursuant to an underwritten offering of the Company's securities. The Stock Agreement also provides that the right of first refusal and the three-year "lock-up" restrictions will not apply to transfers of shares (i) by way of gift, descent or distribution, to trusts or pursuant to a will or any other estate planning or estate administration actions (so long as the transferee agrees to be bound by the restrictions on transfer to the same extent as the transferor), or (iii) by operation of law, court order or judicial process.

      The issuance of these shares to the Rex Designees resulted in a compensation expense to the Company for financial accounting purposes during the first quarter of 2006. See Item 7. "Financial Statements."

      The Company had previously granted, as of December 20, 2005, options to the Rex Designees to purchase an aggregate of 50,000 shares of common stock, which options are exercisable for a period of three years from the date of grant at the exercise price of $1.00 per share.

      The Stock Agreement, as amended on March 10, 2006, provides that (A) Barrie Damson and Alan Gaines, who each presently beneficially own 5,894,250 shares of the Company's outstanding common stock and options to acquire an additional 6,000,000 shares of common stock, will, upon the earlier to occur of
(i) the Closing Date or, (ii) if the Closing shall not have occurred as a result of the Company's breach of a material provision of the Purchase Agreement, June 30, 2006, each cancel 3,894,250 shares underlying their respective stock options and (B) upon the Closing, the Company shall issue to certain Rex Designees or their designees, options to acquire an aggregate of up to 3,930,750 shares of the Company's common stock, at an exercise price equal to the price per share to be paid by investors in the Company's private offering of securities to accredited investors which commenced in March 2006 and is expected to close at the same time as our purchase of the Rex Assets (the "March Offering"). See Item
6. "Management's Discussion and Analysis or Plan of Operations." Lance T. Shaner, Benjamin W. Hulburt and Thomas F. Shields, affiliates of the Rex Sellers, have agreed with the Company to purchase a number of shares in an amount equal to 10% of the gross proceeds raised by the Company (inclusive of their investment) in the March Offering.

      The Purchase Agreement further contemplates that concurrently with the Closing, the Company will enter into employment agreements with the six Rex Designees, which agreements will provide for annual base salaries not to exceed $1,030,000 in the aggregate. These employment agreements will contain customary terms relating to severance, benefits and vacation. Each of the employment agreements will provide for an initial term of three (3) years, except that the employment agreement of Lance T. Shaner, who will be appointed the Company's interim Chief Executive Officer at the Closing, will be for an initial term of one (1) year. The form of employment agreement to be used for the Rex Designees (except Lance T. Shaner) was filed in Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 17, 2006. The form of employment agreement contains provisions whereby the Rex Designees would be entitled to:

      o     severance payments upon termination of employment;

      o payments upon termination of employment in connection with certain change in control events affecting the Company;

      o     eligibility for annual bonuses;

      o participation in the Company's (or Rex Energy's) health and medical benefit plans, pension, profit sharing and retirement plans and insurance made generally available to executive officers of the Company;

      o fringe benefits made available to executive officers of the Company (or Rex Energy) from time to time; and

      o long-term incentive or equity-based compensation awards having terms and conditions substantially similar to those made to other senior executive officers of the Company (or Rex Energy) and commensurate with awards normally granted to similarly situated executive officers of other public companies similar in size and nature to the Company.

      Following the Closing, it is anticipated that the six Rex Designees will hold the positions with the Company as described below:

Name                            Age       Position
----                            ---       --------
Lance T. Shaner ............... 52        Chairman of the Board and Interim
                                          Chief Executive Officer

Benjamin W. Hulburt ........... 32        President and Director

Thomas F. Shields ............. 48        Chief Operating Officer and Director

Thomas C. Stabley ............. 35        Chief Financial Officer

Michael S. Carlson ............ 50        Senior Vice President of Operations

Christopher K. Hulburt ........ 35        Senior Vice President and General
                                          Counsel

      For additional information regarding Rex Energy and its historical operations, see Item 6 "Management's Discussion and Analysis or Plan of Operations."

      Following the Closing, it is expected that the Company will increase the size of its Board of Directors to ten persons, consisting of (i) three designees of Mr. Shaner (Lance T. Shaner, Thomas F. Shields, and Benjamin W. Hulburt),
(ii) three designees of Messrs. Gaines and Damson (Barrie Damson, Alan Gaines and Richard d'Abo), (iii) three individuals mutually chosen by Messrs. Shaner, Hulburt, Shields, Damson, Gaines and d'Abo and (iv) a tenth director to be added shortly before, or following the closing. The three individuals described in clause (iii) of the previous sentence will be required to qualify as "independent directors" for purposes of the Sarbanes-Oxley Act of 2002. Pursuant to the Purchase Agreement, as soon as practicable following the Closing, it is contemplated that the Company will change its name to Rex Energy Corporation. The Purchase Agreement further provides that following the Closing, the Company will (i) relocate its headquarters to State College, Pennsylvania and (ii) amend its Bylaws to provide that the headquarters of the Company will remain in State College, Pennsylvania for a minimum of five years, unless decided otherwise by an affirmative vote of not less than 75% of the members of the entire Board of Directors of the Company at such time. See Item 2. "Description of Property."

      Upon completion of the Closing, a change in control of the Company will be deemed to have occurred.

      For information concerning (i) the historical financial condition as of December 31, 2005 and results of operations for the periods ended December 31, 2005 for Rex Energy and certain of its affiliates, and (ii) pro forma unaudited financial statements and related notes of the Company giving pro forma effect to the Rex Energy asset acquisition transaction as contemplated under the Purchase Agreement, see Item 7. "Financial Statements."

Employees

      We do not have any employees other than our four officers. See Item 6 "Management's Discussion and Analysis or Plan of Operations".

Risk Factors

      The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly.

Risks Relating to the Proposed Rex Energy Asset Acquisition Transaction

A failure to complete the Rex Energy asset acquisition transaction could negatively impact our future business prospects and our future financial condition and results of operations. Such a failure would also likely adversely affect the price for our common stock. If an asset acquisition transaction with Rex Energy is completed, it may be on terms different than those described herein. In addition, if completed, we may not realize the anticipated benefits of the proposed transaction or be successful in integrating the operations, personnel or technology of Rex Energy.

      Although we and the Rex Sellers have entered into a binding Purchase Agreement for the proposed asset acquisition, the completion of the transactions contemplated under the Purchase Agreement is subject to a number of conditions, some of which may not be satisfied. There can be no assurance that the transactions contemplated in the Purchase Agreement will be completed. If the acquisition transaction is not completed, then we will be subject to several risks, including the following:

      o If the asset acquisition transaction is not completed, then we would own only passive equity interests in a joint venture and the prospects for the growth of our business and increasing our revenues would be impaired. Also, we would likely lose access to capital resources to finance our operations and expected growth. In this event, we would continue to face the risks that we currently face as a small, independent company owning limited assets.

      o Certain costs relating to the asset acquisition transaction (such as legal, reserve engineering, accounting and financial advisory fees) will be payable by us whether or not the transaction is completed.

      o The current market price of our common stock may reflect an assumption that the asset acquisition transaction will occur. Therefore, a failure to complete the transaction would likely result in a negative perception by the stock market of the Company generally and a resulting decline in the market price of our common stock.

      o Pending the completion of the acquisition, there may be substantial disruption to the businesses of the Company and Rex Energy and a distraction of their respective management teams and employees from their day-to-day operations because matters related to the asset acquisition transaction and related financing transactions may require substantial commitments of time and resources.

      There can be no assurance that, if completed, the anticipated benefits of the Rex Energy asset acquisition transaction will be realized or that our integration of the operations, personnel and technology of Rex Energy will be successful. The successful integration of Rex Energy's operations into our organization will require the experience and expertise of certain managers and key employees of Rex Energy, who are expected to be retained by us. However, there can be no assurance that all of the Rex Energy managers and key employees retained by us will remain with us in the future.

Upon completion of the asset acquisition transaction, the Rex Energy management team will assume the executive leadership of our company. Very few of these individuals have had experience managing a publicly-held corporation.

      The members of the current Rex Energy senior management team who will be assuming the management of the Company following the asset acquisition transaction have previously worked together and have a demonstrated track record in managing a privately-held oil and natural gas exploration and production company. However, together they have limited experience in managing a publicly-held company. The ability of the Rex Energy management team to attract and retain qualified personnel will have an important effect on the Company's future growth and success.

Conflicts of interests for the Rex Energy management team will exist upon their joining the Company, and conflicts of interest for certain members of the present management exist, with regards to their obligations to the Company and their obligations to businesses in which they continue to own interests and manage, and which are not parties to the asset acquisition transaction. Following the acquisition of the assets from Rex Energy, the Company will enter into transactions with entities owned and controlled by Lance T. Shaner.

      Members of the Rex Energy management team are associated with Rex Energy II Limited Partnership, as well as its sister partnership, Rex Energy II Alpha Limited Partnership (collectively, the "Rex II partnerships). The Rex II partnerships are Delaware limited partnerships engaged in oil and gas exploration and development and other business activities similar to those to be conducted by the Company. The assets of the Rex II partnerships are not included in the sale of the Rex Assets to the Company. The general partner of the Rex II partnerships is Rex Energy II LLC, a Delaware limited liability company which is owned by certain persons on the Rex Energy management team namely, Lance T. Shaner, Benjamin W. Hulburt, Thomas F. Shields, Michael S. Carlson, Thomas C. Stabley, Christopher K. Hulburt, Andrew Joyner, and one other individual. Rex Energy II LLC, as general partner, is responsible for the day-to-day management of the partnerships. In addition, Lance T. Shaner, Benjamin W. Hulburt, Thomas
C. Stabley and Christopher K. Hulburt are limited partners of Rex Energy II Limited Partnership.

      The operations of the Company may compete with those of the Rex II partnerships. The conduct of certain activities may lead to conflicts of interests when it is difficult to secure competent drillers, available drilling equipment, other machinery and supplies. The Rex II partnerships may participate with the Company in the development of the same properties and the drilling and completion of wells on the same properties. The sharing of costs and revenues in these activities may differ between the two entities and often result in decisions being made that may appear to be more advantageous to the Rex II partnerships than the Company. These financial interests of the Rex II partnerships may be different from and conflict with the interests of the Company in certain respects.

      Following the closing of the asset acquisition from Rex Energy, direct conflicts of interests may arise in the future with respect to the same individuals acting on behalf of the Company and the Rex II partnerships. While the management of Rex Energy has informed the Company that the Rex II partnerships have completed the asset acquisition phase of their development, it is still possible that conflicts may arise with respect to opportunities which come to the attention of the Rex Energy management team in the performance of their duties for the Company and the Rex II partnerships. As of March 2006, the Company does not have a written policy regarding procedures to handle these potential conflicts with the Rex II partnerships, nor does it have a contractual right of first refusal pertaining to opportunities that come to the attention of the Rex Energy management team insofar as such opportunities may relate to the Company's proposed business operations.

      As previously stated herein, Mr. Gaines is the Chairman and Chief Executive Officer of Dune Energy, Inc. and his employment with Dune is governed by an Employment Agreement dated as of May 12, 2005 (the "Gaines Employment Agreement"). The Gaines Employment Agreement is currently scheduled to expire on June 30, 2007. Pursuant to the terms of the Gaines Employment Agreement, Mr. Gaines is required to devote substantially all of his business time and efforts to the business of Dune. Furthermore, the Gaines Employment Agreement provides that during its term and for one year thereafter, Mr. Gaines may not directly or indirectly engage in any business involved in the exploration, drilling, or production of natural gas or oil, within any area owned by the Welder family of Victoria County, Texas. There can be no guarantee that Mr. Gaines will be able to devote adequate time to the affairs of the Company given his fiduciary and contractual obligations to Dune.

      Following the closing, the officers and directors of the Company will be subject to the certain duties imposed on them under the Nevada law, including a general requirement that certain opportunities within the scope of the Company's proposed business operations which come to their attention may be considered opportunities that should be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer and director. If the Company or any of the other companies with which that officer or director is affiliated both desire to take advantage of an opportunity, then those officers and directors would abstain from negotiating and voting upon the business opportunity. Even in the event these procedures are followed, we cannot assure you that conflicts of interests among the Company, its officers and directors, the Rex II partnerships and Dune Energy will not develop.

      Following the closing of the asset acquisition from Rex Energy, Rex Energy will continue to lease approximately 3,725 square feet of office space from Shaner Brothers, LLC, a Pennsylvania limited liability company which is owned by Lance T. Shaner and his brother, Fredrick J. Shaner ("Shaner Brothers"). This office space is located at Rex Energy's current headquarters at 1965 Waddle Road, State College, Pennsylvania. We expect that this office space will become the headquarters of the Company following the Closing. We also expect to later move our headquarters to a new office building currently being constructed by

Shaner Brothers. In addition, Rex Energy will continue to obtain certain administrative services (such as human resources, tax services and payroll) from Shaner Solutions Limited Partnership, a Delaware limited partnership controlled by Lance Shaner ("Shaner Solutions").

      In the proposed transaction with Rex Energy and its affiliates, the Company is acquiring all of the outstanding capital stock of Rex Energy. Therefore, Rex Energy will become the Company's wholly-owned subsidiary. We expect that, following the Closing, Rex Energy will continue to lease office space from Shaner Brothers and obtain services from Shaner Solutions. Following the Closing, Lance T. Shaner will become the Company's Chairman of the Board and Interim Chief Executive Officer and a significant shareholder of the Company. Mr. Shaner's ownership and association with Shaner Brothers, Shaner Solutions and the Company could create a possible conflict of interest between the interests of those entities and Mr. Shaner's duties and obligations to the Company. For more information, see "Certain Relationships and Related Party Transactions Following the Closing."

Following the closing of the asset acquisition transaction with Rex Energy, Lance T. Shaner will continue to serve as an officer and director of several other companies.

      If the closing of the asset acquisition transaction with Rex Energy occurs, Lance T. Shaner will become the Company's Chairman and Interim Chief Executive Officer. Following the Closing, Mr. Shaner will also continue to serve as Chairman and Chief Executive officer of, among others, Shaner Hotel Group Limited Partnership, a privately-held limited partnership engaged in the ownership and management of hotel and lodging properties, Shaner Energy, Inc., a privately-held heating oil company, and Shaner Solutions Limited Partnership, a privately-held company engaged in the business of providing accounting, tax, human resources, payroll and other administrative services. Mr. Shaner is also the controlling owner of these entities. Mr. Shaner is required to devote his time to the business and affairs of each of these entities, and his responsibilities to these other entities may have the effect of diverting his time and attention that he might have otherwise had available to devote solely to the business and operations of the Company.

Our Purchase Agreement with the Rex Sellers requires us to assume certain liabilities of the Rex Sellers. Following the Closing, our operations will be subject to various litigation and administrative claims, which could have an adverse effect on our business.

      Our Purchase Agreement with the Rex Sellers provides that the Company will assume certain liabilities of the Rex Sellers, including (i) post-closing obligations related to the day-to-day ownership and operation of the properties to be transferred, (ii) both pre-closing and post-closing environmental liabilities and personal injury and property damage liabilities incurred on or with respect to those properties and (iii) all liabilities of the Rex Sellers under contracts, leases and other agreements relating to the assets to be transferred and conveyed by the Rex Sellers under the Purchase Agreement. The Purchase Agreement also will require us to assume a number of contingent liabilities of the Rex Sellers, including liabilities of the Rex Sellers as defendants in various litigation matters and exposure to other legal claims. See
Item 3. "Legal Proceedings" and Item 7. "Financial Statements - Rex Energy Operating Corp. and Affiliates Audited Statements and Notes." The nature of our anticipated operations will expose us to further possible litigation claims in the future.

      In addition, because we will purchase all of the outstanding capital stock of PennTex Illinois, we will, in effect, be subject to certain liabilities, expenses and costs of PennTex Illinois associated with the Tsar Litigation and certain environmental complaints regarding H2S gas emissions. See "Description of Business -- About Rex Energy & its Affiliated Companies -- Legal Proceedings and Matters of PennTex Illinois." If, following the Closing, PennTex Illinois should not be successful in the Tsar Litigation, or if substantial penalties, damages or other monetary remedies are assessed against it, this could have a material adverse effect on the results of operations, financial condition and cash flows of PennTex Illinois, and, in turn, on the Company.

      There is a risk that any matter in litigation could be adversely decided against us, regardless of our position in that litigation, which could have a material adverse effect on our financial condition and results of operations. Litigation is costly and the costs associated with defending litigation could also have a material adverse effect on our financial condition.

Following the asset acquisition transaction with Rex Energy, current principals and affiliates of Rex Energy will own a significant amount of our outstanding common stock and will exercise significant control over us.

      As of March 1, 2006, Lance T. Shaner, Benjamin W. Hulburt, Thomas F. Shields, Michael S. Carlson, Christopher K. Hulburt and Thomas C. Stabley together beneficially owned approximately 29.9% of the outstanding shares of our common stock. Following the March Offering, it is currently estimated that these individuals and other Rex Energy affiliates would together beneficially own approximately 34.1% of the outstanding shares of our common stock. As such significant owners, these individuals and certain other Rex Energy affiliates are in a position to significantly influence decisions with respect to:

      o our direction and policies, including the election and removal of directors;

      o     mergers or other business combinations;

      o     the acquisition or disposition of assets;

      o     future issuances of our common stock or other securities;

      o     our incurrence of debt;

      o     the payment of dividends, if any, on our common stock; and

      o     amendments to our certificate of incorporation and bylaws.

      This concentration of ownership may also have the effect of delaying, deferring or preventing a future change of control of the Company.

      In addition, the Purchase Agreement provides that following the Closing, the Company will relocate its headquarters to State College, Pennsylvania and will amend its Bylaws to provide that its headquarters will remain in State College for a minimum of five years, unless decided otherwise by the affirmative vote of not less than 75% of the total number of directors then serving on the board.

Risks Relating to Our Business, the Business of Rex Energy and the Oil and Natural Gas Industry.

Special geological characteristics of the New Albany Shale area will require us to use less-common drilling technologies in order for our development efforts to be economically viable. The near-term focus of our development activities will be concentrated to a large degree in the New Albany Shale area, which exposes us to risks associated with prospect concentration.

      Following the Rex Energy asset acquisition transaction, our development activities will, in part, be concentrated in the New Albany Shale area. New Albany Shale reservoirs are complex, often containing unusual features that are not well understood by drillers and producers. Successful operations in this area require specialized technical staff expertise in horizontal drilling, with respect to which we have limited experience.

      The New Albany Shale contains vertical fractures. Results of past drilling in the New Albany Shale have been mixed and are generally believed to be related to whether or not a particular well bore intersects a vertical fracture. While wells have been drilled into the New Albany Shale for years, most of those wells have been drilled vertically. Where vertical fractures have been encountered, production has been better. It is expected that horizontal drilling will allow us to encounter more fractures by drilling perpendicular to the fracture planes. While it is believed that the New Albany Shale is subject to some level of vertical fracturing throughout the Illinois Basin, certain areas will be more heavily fractured than others. If our area of interest is not subject to the level of vertical fracturing that we expect, then our plan for horizontal drilling might not yield our expected results.

      Gas and water are produced together from the New Albany Shale. Water is often produced in significant quantities, especially early in the producing life of a well. We plan to dispose of this produced water by means of injecting it into other porous and permeable formations via disposal wells located adjacent to producing wells. If we are unable to find such porous and permeable reservoirs into which to inject this produced water or if we are prohibited from injecting because of governmental regulation, then our cost to dispose of produced water could increase significantly, thereby affecting the economic viability of producing the New Albany Shale wells.

      The relative concentration of our near-term activities in the New Albany Shale means that any impairments or material reductions in the expected size of the reserves attributable to the Company's wells, any material harm to the producing reservoirs from which these wells produce or any significant governmental regulation with respect to any of these wells, including curtailment of production or interruption of transportation of production, could have a material adverse effect on the Company's financial condition and results of operations.

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

      The prices we receive for our oil and natural gas production heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

      o     changes in global supply and demand for oil and natural gas;

      o the actions of certain foreign states, such as the governments of Venezuela or Iran;

      o     the price and quantity of imports of foreign oil and natural gas;

      o political conditions, including embargoes, in or affecting other oil producing activities;

      o the level of global oil and natural gas exploration and production activity;

      o the level of global oil and natural gas inventories; production or pricing decisions made by the Organization of Petroleum Exporting Countries (OPEC);

      o     weather conditions;

      o     technological advances affecting energy consumption; and

      o     the price and availability of alternative fuels.

      Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices will also negatively impact the value of our proved reserves. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

      Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read "- Reserve estimates depend on many assumptions that may turn out to be inaccurate" (below) for a discussion of the uncertainties involved in these processes. Our costs of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

      o delays imposed by or resulting from compliance with regulatory requirements;

      o     pressure or irregularities in geological formations;

      o shortages of or delays in obtaining equipment and qualified personnel;

      o     equipment failures or accidents;

      o     adverse weather conditions;

      o     reductions in oil and natural gas prices;

      o     oil and natural gas property title problems; and

      o     market limitations for oil and natural gas.

If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties, potentially triggering earlier-than-anticipated repayments of any outstanding debt obligations and negatively impacting the trading value of our securities.

      Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. Because our properties will likely serve as collateral for advances under our future credit facilities, a write-down in the carrying values of our properties could require us to repay debt earlier than we would otherwise be required. A write-down would also constitute a non-cash charge to earnings. It is likely that the cumulative effect of such a write-down could also negatively impact the trading price of our securities.

      We and the Rex Energy entities account for their oil and gas properties using the successful efforts method of accounting. Under this method, all development costs and acquisition costs of proved properties are capitalized and amortized on a units-of-production basis over the remaining life of proved developed reserves and proved reserves, respectively. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful. Rex Energy evaluates impairment of its proved oil and gas properties whenever events or changes in circumstances indicate an asset's carrying amount may not be recoverable. The risk that the company will be required to write down the carrying value of its oil and natural gas properties increases when oil and gas prices are low or volatile. In addition, write-downs would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

      The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reported reserves. In order to prepare our estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

      Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reported reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

      Our prospects are in various stages of evaluation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

We cannot control activities on properties that we do not operate and are unable to ensure their proper operation and profitability.

      We will not operate all of the properties in which we will own an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator's breach of the applicable agreements or an operator's failure to act in ways that are in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operator's

      o     timing and amount of capital expenditures;

      o     expertise and financial resources;

      o     inclusion of other participants in drilling wells; and

      o     use of technology.

The marketability of our natural gas production depends on facilities that we typically do not own or control, which could result in a curtailment of production and revenues.

      The marketability of our production will depend in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own under interruptible or short-term transportation agreements. Under the interruptible transportation agreements, the transportation of our gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. Our ability to produce and market natural gas on a commercial basis could be harmed by any significant change in the cost or availability of such markets, systems or pipelines.

Our future acquisitions may yield revenues or production that vary significantly from our projections.

      In acquiring producing properties, we will assess the recoverable reserves, future natural gas and oil prices, operating costs, potential liabilities and other factors relating to the properties. Our assessments are necessarily inexact and their accuracy is inherently uncertain. Our review of a subject property in connection with our acquisition assessment will not reveal all existing or potential problems or permit us to become sufficiently familiar with the property to assess fully its deficiencies and capabilities. We may not inspect every well, and we may not be able to observe structural and environmental problems even when we do inspect a well. If problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of those problems. Any acquisition of property interests may not be economically successful, and unsuccessful acquisitions may have a material adverse effect on our financial condition and future results of operations.

Our business may suffer if we lose key personnel.

      Our success will be dependent on our ability to continue to employ and retain skilled technical personnel. Upon completion of the asset acquisition transaction, our success will depend to a large extent on the services of certain Rex Energy key management personnel who will join the Company, including their current executive officers and other key employees, the loss of any of whom could have a material adverse effect on our operations. Upon completion of the transaction, we will enter into employment agreements with Lance T. Shaner, Benjamin W. Hulburt, Thomas F. Shields, Michael S. Carlson, Christopher K. Hulburt and Thomas C. Stabley. These employment agreements will contain terms relating to severance, benefits and vacation. Each of the employment agreements will provide for an initial term of three (3) years, except that the employment agreement of Lance T. Shaner, who will be appointed the Company's interim Chief Executive Officer at the Closing, will be for an initial term of one (1) year. We do not, and likely will not, maintain key-man life insurance with respect to any of our employees.

Hedging activities we engage in may prevent us from benefiting from price increases and may expose us to other risks.

      It is anticipated that following the completion of the asset purchase transaction, the Company will, from time to time, use derivative instruments to hedge the impact of market fluctuations on crude oil and natural gas prices. To the extent that the Company engages in hedging activities, it may be prevented from realizing the benefits of price increases above the levels of the hedges. In addition, the Company will be subject to risks associated with differences in prices at different locations, particularly where transportation constraints restrict the Company's ability to deliver oil and gas volumes to the delivery point to which the hedging transaction is indexed.

      The Purchase Agreement with the Rex Sellers provides that substantially all of the hedging arrangements of the Rex Sellers existing as of the date of the Purchase Agreement with respect to the Rex Sellers' oil and natural gas properties to be conveyed to the Company, and all future hedging arrangements that the Rex Sellers may enter into with respect to those properties prior to the Closing, must be terminated by the Rex Sellers at the Rex Sellers' sole cost and expense on or before the Closing Date, unless their termination costs exceed $6.0 million. See Item 6 "Management's Discussion and Analysis or Plan of Operations - Proposed Acquisition of Rex Energy & its Affiliated Companies' Assets - Commodity Price Hedging Strategy", below.

We have had a history of operating losses and we may have losses in the future.

      Since our inception in June 2004, we have had limited operations and nominal revenues. While we intend to increase our revenues through the Rex Energy asset acquisition transaction and other possible acquisitions, there can be no assurance that we will be successful.

      Our ability to generate net income will be strongly affected by, among other factors, our ability to successfully drill undeveloped reserves as well as the market price of crude oil and natural gas. If we are unsuccessful in drilling productive wells or the market price of crude oil and natural gas declines, we may report additional losses in the future. Consequently, future losses may adversely affect our business, prospects, financial condition, results of operations and cash flows.

      Our common stock is listed on the OTC Bulletin Board. Our common stock is not quoted on the NASDAQ National Market System or listed on a national securities exchange. The NASDAQ National Market System and national securities exchanges require companies to fulfill certain requirements in order for their shares to be listed and to continue to be listed. The securities of a company may be ineligible for listing or, if listed, may be considered for delisting if the company fails to meet certain financial thresholds, including if the company has sustained losses from continuing operations and/or net losses in recent fiscal years. There can be no assurance that we will not report additional losses in the future or that we will be able to list or have quoted our common stock on the NASDAQ National Market or a national securities exchange. An inability to list our common stock could adversely affect our ability to raise capital in the future by issuing common stock or securities convertible into or exercisable for our common stock.

      Continuing losses may mean that additional funding may not be available on acceptable terms, if at all. If adequate funds are unavailable from our operations or additional sources of financing, we might be forced to reduce or delay acquisitions or capital expenditures, sell assets, reduce operating expenses, refinance all or a portion of our debt, or delay or reduce important drilling or enhanced production initiatives.

      In addition, in that instance, we may seek to raise any necessary additional funds through equity or debt financings, convertible debt financing, joint ventures with corporate partners or other sources, which may be dilutive to our existing shareholders and may cause the price of our common stock to decline.

Our anticipated debt service obligations and cash requirements to fund our operations could harm our ability to operate our business.

      In connection with the Rex Energy asset acquisition transaction and the March Offering, we also plan to enter into a revolving line of credit with a syndicate of commercial banks, led by Wachovia Securities and Manufacturer and Traders Trust Company, and borrow approximately $33 million as part of the purchase price for the Rex Assets. The closings of the March Offering and the Rex Energy asset acquisition transaction are subject to our ability to secure such a line of credit. The line of credit would be available for borrowings to fund our working capital requirements and capital requirements, and would be secured by substantially all of our oil and natural gas properties.

      Our degree of leverage may have important consequences to you, including the following:

      o we may have difficulty satisfying our obligations under our indebtedness and, if we fail to comply with these requirements, an event of default could result;

      o we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

      o covenants relating to future debt may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

      o covenants relating to future debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

      o we may be more vulnerable to the impact of economic downturns and adverse developments in our business; and

      o we may be placed at a competitive disadvantage against any less leveraged competitors.

      The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and future business prospects.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.

      With the increase in the prices of oil and natural gas, we have encountered an increase in the cost of securing drilling rigs, equipment and supplies. Shortages or the high cost of drilling rigs, equipment, supplies and personnel are expected to continue in the near-term. In addition, larger producers may be more likely to secure access to such equipment by virtue of offering drilling companies more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, not only would this potentially delay our ability to convert our reserves into cash flow, but it could also significantly increase the cost of producing those reserves, thereby negatively impacting anticipated net income.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

      We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

      o environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

      o     abnormally pressured formations;

      o mechanical difficulties, such as stuck oil field drilling and service tools and casing collapses;

      o     fires and explosions;

      o     personal injuries and death; and

      o     natural disasters.

      Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to the Company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then that accident or other event could adversely affect our results of operations, financial condition and cash flows.

We may not have enough insurance to cover all of the risks that we face.

      In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

We are subject to complex laws that can affect the cost, manner or feasibility of doing business.

      Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

      o     discharge permits for drilling operations;

      o     drilling bonds;

      o     reports concerning operations;

      o     the spacing of wells;

      o     unitization and pooling of properties; and

      o     taxation.

      Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect our financial condition and results of operations.

Our operations may cause us to incur substantial liabilities for failure to comply with environmental laws and regulations.

      Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

      In addition, PennTex Illinois has received several complaints from residents in Lawrence County, Illinois regarding odors and corrosion damages they allege are caused by hydrogen sulfide (H2S) gas emissions from a nearby storage facility and from oil production wells. The complaints have been investigated by the United States Environmental Protection Agency and the Illinois Environmental Protection Agency. If the closing of the Rex Assets occurs, the Company will acquire all of the outstanding capital stock of PennTex Illinois and it will become a wholly-owned subsidiary of the Company, and therefore, the results of these complaints and investigations may have a material adverse effect on the Company's results of operations, financial condition and cash flows. See Part II, Item 3 below.

We anticipate having substantial capital requirements that, if not met, may hinder our operations.

      We expect that following completion of the asset acquisition transaction, we will experience substantial capital needs as a result of our planned development and acquisition programs. We expect that additional external financing will be required in the future to fund our growth. We may not be able to obtain additional financing, and financing under a new credit facility on acceptable terms may not be available in the future. Without adequate capital resources, we may be forced to limit our planned oil and natural gas acquisition and development activities and thereby adversely affect the recoverability and ultimate value of our oil and natural gas properties. This, in turn, would negatively affect our business, financial condition and results of operations.

Competition in the oil and natural gas industry is intense, which may adversely affect our ability to compete.

      We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

If our access to markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases.

      Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business.

      Our productive properties may be located in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our oil or natural gas have several adverse affects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production.

Risks Relating to Our Common Stock

You may experience dilution of your ownership interests due to the future issuance of additional shares of the Company's common stock

      The Company may in the future issue its previously authorized and unissued securities, which will result in the dilution of the ownership interests of its present stockholders. The Company is currently authorized to issue 140,000,000 shares of common stock and 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our Board of Directors. As of the date hereof, the Company has issued 40,521,068 shares of common stock. In addition, we have outstanding options, warrants and convertible promissory notes to purchase up to an additional 21,691,590 shares of the Company's common stock. Of this amount, 7,788,500 shares underlying options granted to Messrs. Gaines and Damson are subject to cancellation in certain events as set forth in "The Rex Energy and New Albany Transactions." Issuance of additional shares of common stock (including those to be issued in the March Offering and those to be issued as consideration for our purchase of the New Albany Membership Interest) may substantially dilute the ownership interests of the Company's existing stockholders. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock that in turn will require it to issue additional shares to raise funds through sales of its securities. The Company may also issue additional shares of its stock in connection with the hiring of personnel, future acquisitions, future private placements of its securities for capital raising purposes, or for other business purposes. This will further dilute the interests of the Company's existing holders.

If we, or our stockholders holding registration rights, sell additional shares of our common stock, the market price of our common stock could decline.

      The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market after the March Offering, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

      Approximately 30,000,000 of our shares of common stock (including shares of common stock underlying securities that may be converted into shares of common stock) are currently subject to registration rights held by certain of our stockholders, which include the right to require us to register the sale of their shares or the right to include their shares in secondary public offerings we undertake in the future. Following the completion of the March Offering, we estimate that holders of approximately 22 million additional shares will also have registration rights, which shares may be resold under a registration statement that we will file. We also may enter into additional registration rights agreements in the future in connection with any subsequent acquisitions we may undertake. Any sales of our common stock under these registration rights arrangements with these stockholders could be negatively perceived in the trading markets and negatively affect the price of our common stock. Sales of a substantial number of our shares of common stock in the public market under these arrangements, or the expectation of such sales, could cause the market price of our common stock to decline, even precipitously. Our current market float is very limited and our stock is thinly traded, which may tend to aggravate the downward pressures on our stock price.

The market price of our common stock may be affected by low volume float.

      While there has been a public market for our common stock on the OTC Bulletin Board, our common stock is very thinly traded. We also estimate that up to 2,000,000 additional shares of common stock that are currently restricted as to transfers, will be capable of being resold under Rule 144 in April 2006.

      Substantial sales of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, or the perception that these sales could occur, may have a depressive effect on the market price of our common stock. Such sales or the perception of such sales could also impair our ability to raise capital or make acquisitions through the issuance of our common stock.

We have no plans to, and are currently unable to, pay dividends on our common stock. You may not receive funds without selling your stock.

      We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. Our accumulated losses and stockholders' deficits prevent us from being able to declare and pay dividends. In addition, our proposed credit facility will prohibit us from paying dividends.

We may issue shares of preferred stock having greater rights than our common stock.

      Although we have no current plans, arrangements, understandings or agreements to issue any preferred stock, our certificate of incorporation authorizes our Board of Directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our shareholders. Any preferred stock that is issued may rank ahead of our common stock, with respect to dividends, liquidation rights and voting rights, among other things. Provisions under Nevada law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock. While we do not believe that we currently have any provisions in our organizational documents that could prevent or delay a change in control of our company (such as provisions calling for a staggered Board of Directors, or the issuance of stock with super-majority voting rights), the existence of some provisions under Nevada law could delay or prevent a change in control of our Company, which could adversely affect the price of our common stock. Nevada law imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock.

Item 2. Description of Property.

      Presently, our corporate office is located at 20022 Creek Farm, San Antonio, Texas 78259.

      Following the Closing of the acquisition of the assets from Rex Energy and the other Rex Sellers, we expect that Rex Energy will continue to lease approximately 3,725 square feet of office space from Shaner Brothers. This office space is located at Rex Energy's current headquarters at 1965 Waddle Road, State College, Pennsylvania. We expect this office space will become the headquarters of the Company following the Closing. This office space is currently leased by Rex Energy pursuant to an oral month-to-month agreement with Shaner Brothers at a monthly rental rate of $5,000 per month. The Company believes that the terms of this lease are comparable to terms that could be obtained at an arm's length basis in the State College, Pennsylvania area for similar leases for similar space.

      Following the Closing, the Company will move its headquarters to 1975 Waddle Road, State College, Pennsylvania upon the completion of the construction of a new office building at that location. It is expected that construction of the building will be completed during or before August 2006. The building will be approximately 5,270 square feet and will be owned by Shaner Brothers. Rex Energy intends to negotiate a written lease agreement with Shaner Brothers for the new office space before the Closing of the acquisition of the assets of Rex Energy occurs. Rex Energy has informed the Company that it believes that the lease agreement with Shaner Brothers will provide for rental payments in the amount of approximately $8,000 per month and will be for an initial term of up to three (3) years. The Company believes that the terms of the proposed lease agreement with Shaner Brothers for the new office space are comparable to terms that could be obtained at an arm's length basis in the State College, Pennsylvania area for similar leases for similar space. There can be no assurance that the final terms of the new lease agreement will be the same terms as described above when the written lease agreement is negotiated and actually entered into by Rex Energy and Shaner Brothers.

      As of December 31, 2005, we had only an indirect contractual right (pursuant to our interest in the LLC), for the LLC to acquire interests in oil and gas leases and other rights from Aurora Energy Ltd., in the New Albany Shale area in Indiana. Therefore, we did not own any interests in any oil and gas properties at that time. As of February 1, 2006, the date the LLC acquired the oil and gas leases and other properties from Aurora, the LLC owned interests in 80,000 gross undeveloped acres. We own 50% of the membership interests in the LLC.

      We expect that following Closing and for the remainder of 2006, a significant part of our development activities will be concentrated in the New Albany Shale area of southern Indiana.

      The name "New Albany Shale" refers to brownish-black shale exposed along the Ohio River at New Albany in Floyd County, Indiana, and is present in the subsurface throughout much of the Illinois Basin. The Illinois Basin covers approximately 60,000 square miles in parts of Illinois, southwestern Indiana, and western Kentucky. The New Albany Shale has produced natural gas since 1858, mostly from wells located in southwestern Indiana and western Kentucky (at least 40 fields in Kentucky and 19 in Indiana). As is the case with other organic shale reservoirs, the gas is stored both as free gas in fractures and as absorbed gas on kerogen and clay surfaces within the shale matrix. Wells typically begin producing high volumes of water and low volumes of gas when first beginning to produce in a new area. As more and more wells are drilled in an area, the formation becomes dewatered and the gas continues to desorb from the shale. An initially high level of water is a positive indicator of natural fracturing in the New Albany Shale.

      Prior to 1994, according to industry sources, over 600 New Albany Shale wells had produced commercially in the Illinois Basin. Horizontal drilling may be able to exploit the anisotropic nature of the New Albany Shale natural fracture systems. Vertical fractures are dominant in the New Albany Shale and the fracture system contains water. Historically, the potential for wells in this area was limited by the efficiency of water disposal methods. Improved technology for pumping and disposal of water may allow for better rates of gas production.

Item 3. Legal Proceedings.

      The Company is not currently subject to any litigation. We will be acquiring, as part of the Rex Assets, 100% of the outstanding shares of common stock of PennTex Illinois, which is involved in the following litigation and legal proceedings:

      Lawsuit with Tsar Energy II, LLC. PennTex Illinois is currently involved in an ongoing lawsuit with Tsar Energy II, LLC ("Tsar") and Richard A. Cheatham in the 334th Judicial District Court of Harris County, Texas. The dispute centers around overhead fees charged by PennTex Illinois as operator of certain jointly-owned oil producing properties located in Illinois and Indiana. Currently, PennTex Illinois owns a 26% working interest, as operator, and Tsar owns a 49% non-operator working interest in the subject properties. In addition, PennTex Resources, a Rex Seller in the proposed acquisition of the Rex Assets, owns a 25% non-operator working interest in the subject properties, but it is not a party to this lawsuit. Lance T. Shaner, a Rex Seller in the proposed acquisition, purchased all of the outstanding capital stock of PennTex Illinois in January 2005. The events leading to this lawsuit occurred prior to Mr. Shaner's acquisition of the stock of PennTex Illinois.

      PennTex Illinois (then known as ERG Illinois, Inc.) and its former owner, Scott Y. Wood ("Wood"), commenced this litigation in July 2004, by filing a petition against Tsar and its president, Richard M. Cheatham, seeking, among other things, a declaratory judgment that PennTex Illinois, as the operator of the subject properties, is entitled to charge Tsar and the other non-operators their proportionate shares of a fixed monthly overhead charge of $300 for each producing well located within the North Lawrence Unit portion of the properties pursuant to the terms of that certain North Lawrence Unit Operating Agreement (the "NLU Agreement"). The NLU Agreement is adopted by reference into a joint operating agreement that was executed by PennTex Illinois, PennTex Resources, and Tsar in April 2004 (the "Joint Operating Agreement").

      Tsar has filed a counterclaim against PennTex Illinois asserting breach of contract and declaratory judgment claims. Tsar is seeking an unspecified amount of actual damages along with declaratory relief based on its allegations that PennTex Illinois breached both the Joint Operating Agreement and a March 2004 letter of intent that preceded it by charging Tsar its proportionate share of a fixed monthly overhead charge of $300 for each producing well located in the North Lawrence Unit portion of the subject properties. Tsar has also filed a breach of contract claim against PennTex Illinois seeking $100,000 in actual damages based on Tsar's allegation that PennTex Illinois breached a verbal agreement between the parties ("Tsar's $100,000.00 Contract Claim"). Tsar alleges that this verbal agreement provided that PennTex Illinois and Tsar would each pay one-half of a $200,000 extension fee that had been previously imposed on PennTex Illinois in connection with a short delay that occurred in connection with the acquisition of the stock of PennTex Illinois from its prior owners in March of 2004. Tsar paid PennTex Illinois one-half of the $200,000 extension fee, but when Tsar declined to pay the remaining balance, PennTex Illinois (then owned by Wood) netted that sum out of Tsar's share of the March 2004 production revenues.

      Tsar has also asserted two tort counterclaims against PennTex Illinois. The first tort counterclaim ("Tsar's Fraud In The Inducement Claim") seeks an unspecified amount of actual and punitive damages based on Tsar's assertion that PennTex Illinois was guilty of fraud in the inducement in connection with Tsar's acquisition on March 16, 2004 of its 49% non-operating working interest in the subject properties by allegedly making false representations prior to and in the letter of intent executed by PennTex Illinois and Tsar; Tsar alleges that PennTex Illinois represented that it would charge only the "actual costs of operations" to the joint account. Tsar's second tort counterclaim ("Tsar's $100,000 Conversion Claim") seeks actual damages of $100,000 plus an unspecified amount of punitive damages based on Tsar's allegations that PennTex Illinois' netting out of the sum of $100,000 from what PennTex had distributed to Tsar as its share of the March 2004 production revenues, constituted a willful conversion of Tsar's property. Tsar's $100,000 Contract Claim and Tsar's $100,000 Conversion Claim are referred to herein collectively as the "Tsar's Extension Fee Claims."

      On December 22, 2005, PennTex Illinois filed motions for summary judgment asking the court to rule in its favor on the principal contract claims at issue, and in its favor with respect to all of the tort counterclaims that have been asserted against it by Tsar. By order signed February 8, 2006, the court granted PennTex Illinois' motion for summary judgment sustaining its right to charge the non-operators of the subject properties their proportionate shares of a fixed monthly overhead charge of $300 for each producing well located within the North Lawrence Unit. This ruling has the effect of granting summary declaratory relief sustaining PennTex Illinois' declaratory judgment claim against Tsar and Mr. Cheatham, and dismissing Tsar's counterclaim seeking declaratory relief and breach of contract damages in connection with its claims that PennTex Illinois did not have a contractual right to impose the fixed monthly overhead charge of $300. By the same order, the court denied PennTex Illinois' motions for summary judgment seeking dismissal of Tsar's fraud in the inducement and conversion counterclaims.

      On March 3, 2006, PennTex Illinois and Tsar responded to the court's issuance of its summary judgment ruling described above by jointly moving to sever into a separate action the claims and counterclaims relating to PennTex Illinois' charging of fixed monthly overhead on producing wells in the North Lawrence Unit so that the court will be able to sign a final, appealable judgment in PennTex Illinois' favor on the issues resolved by the court's summary judgment ruling. The court granted this joint motion on March 3, 2006. On March 7, 2006, the parties filed in the severed action an agreed form of proposed final judgment incorporating the summary judgment ruling favorable to PennTex Illinois. While PennTex Illinois believes that the court will sign this final judgment, there can be no assurance that the court will do so. Tsar is expected to appeal this final judgment.

      As a result of the summary judgment rulings and severance described above, the original, non-severed action now consists solely of Wood's tortious interference claims against Tsar and Mr. Cheatham, and Tsar's Fraud In The Inducement Claim and Tsar's Extension Fee Claims against PennTex Illinois. PennTex Illinois and Tsar have agreed to move to abate all further proceedings in the non-severed action pending the outcome of all appeals taken from the judgment favorable to PennTex Illinois in the severed action. PennTex Illinois and Tsar have also agreed that in the event that PennTex Illinois prevails in the appeals in the severed action, Tsar will dismiss and release Tsar's Fraud In The Inducement Claim against PennTex Illinois, and will allow PennTex Illinois to obtain a release and dismissal of Tsar's Extension Fee Claims upon payment of $100,000, plus pre-judgment interest. On March 17, 2006, the court reset the trial date for the non-served action to the two week period beginning on September 25, 2006.

      The Company understands that PennTex Illinois intends to vigorously prosecute the severed action until all appeals have been exhausted. PennTex Illinois believes that the non-severed action, in which all discovery has been completed, will be abated (and the trial date reset) pending completion of all appeals in the severed action; however, there can be no assurances that this will occur. In the event that the non-severed action is ever revived, the Company understands that PennTex Illinois currently intends to vigorously defend the claims that have been asserted against it in that action.

      In addition to the proceedings in the lawsuit described above, PennTex Illinois was served on February 1, 2006 with a draft audit report prepared by an outside auditor retained by Tsar to audit the charges that had been made to the joint account by PennTex Illinois as operator of the subject properties. The time period covered by this audit report is March 1, 2004, through June 30, 2005. The audit report purports to identify potential audit exception claims totaling $17,269,955.92 in "gross," plus additional unspecified amounts "to be determined." However, the audit report identifies only $334,179.89 of audit exception claims that are "net to Tsar," and of this amount $100,000 is attributable to the Tsar's Extension Fee Claims described above. In addition, $2,510,853 of the "gross" amount of the audit exception claims described in the audit report is attributable to the fixed monthly overhead charges of $300 per producing well in the North Lawrence Unit portion of the subject properties that was upheld as a matter of law by the court's summary judgment ruling rendered on February 8, 2006.

      The underlying issues relating to the appropriateness of the charges that have been made to the joint account for the subject properties that are discussed in the audit report have previously been made the subject of one of Tsar's breach of contract counterclaims in the lawsuit described above. Tsar filed a formal non-suit without prejudice to the re-filing of its breach of contract counterclaim that had sought to recover damages if an accounting of the charges to the joint account revealed that they were inaccurate. Tsar's non-suit papers stated that it was "premature" for Tsar to continue to litigate those claims in light of Tsar having invoked its contractual rights under a joint operating agreement to audit the jointly-owned properties, and the contractual audit process would likely not be completed prior to 180 days after Tsar's service on PennTex Illinois of its audit report and audit exception claims.

      The Company understands that PennTex Illinois intends to complete the contractually-required audit resolution process as it relates to all of Tsar's audit exception claims identified in the audit report, and will grant or deny those claims based on their perceived merit or lack thereof. In addition, the Company has been informed that the preliminary reaction of PennTex Illinois to Tsar's audit report is that most of the audit exception claims discussed therein are without merit, and will be vigorously defended if they are ever made the basis of future litigation.

      If the Closing of the Rex Assets occurs, the Company will acquire all of the outstanding capital stock of PennTex Illinois from Mr. Shaner and PennTex Illinois will become a wholly-owned subsidiary of the Company. If, following the Closing, PennTex Illinois should not be successful in the appeal of the severed action or in the proceedings in the non-severed action, or if substantial penalties, damages or other monetary remedies are assessed against it, this could have a material adverse effect on the results of operations, financial condition and cash flows of PennTex Illinois, and, by implication, on the Company.

      Hydrogen Sulfide Gas Emission Complaints

      Beginning in 2002, a predecessor of PennTex Illinois (known as Plains Illinois, Inc.) received complaints from two residents located near its Newell Production Facility 15 in Lawrence County, Illinois concerning odors emanating from an intermittently used emergency pit at the facility. The complainants alleged that the odors were caused by hydrogen sulfide (H2S) gas, a colorless gas with a distinctive "rotten egg" odor. H2S is produced from a variety of sources, such as wastewater treatment plants, agricultural operations, paper mills, manufacturing processes and oil and gas development. The complainants alleged that H2S gas emissions from the Newell facility also caused corrosion damages to HVAC systems and other personal property at each of their residences. Each complainant requested compensation for the repair or replacement of personal items located at their residences they alleged were damaged by H2S gas emissions from the Newell Facility.

      In March 2004, ERG Illinois, Inc., a Delaware corporation, acquired the outstanding capital stock of Plains Illinois, Inc., and thereafter, merged Plains Illinois, Inc. into itself through a parent/subsidiary merger. In April 2004, the company received additional complaints from the same two complainants concerning odor and corrosion damages they alleged were caused by H2S emissions from the Newell Facility. In August 2004, the complainants filed complaints regarding the H2S emissions with the Illinois Environmental Protection Agency (the "Illinois EPA"), the Illinois Attorney General's office and the United States Environmental Protection Agency (the "EPA"). The Illinois EPA conducted site visits to the Newell Facility on two occasions in the summer of 2004.

      On October 7, 2004, ERG Illinois, Inc. received a Violation Notice dated October 6, 2004 pursuant to Section 31(a)(1) of the Illinois Environmental Protection Act from the Illinois EPA regarding odors allegedly emanating from the Newell Facility emergency pit or in the general vicinity of the emergency pit. On December 6, 2004, representatives of the company met with the Illinois Environmental Protection Agency personnel to review and discuss the Violation Notice. On December 16, 2004, the company received a letter entitled "Request to Provide Information Pursuant to the Clean Air Act" from the EPA. The EPA requested certain information necessary to determine whether the Newell Facility was complying with the Illinois State Implementation Plan and the Clean Air Act. On December 27, 2004, the company submitted to the Illinois EPA a proposed Compliance Commitment Agreement ("CCA") in response to the Violation Notice issued by the Illinois EPA on October 6, 2004 that denied the alleged violations but proposed to periodically clean the emergency pit. On January 26, 2005, the Illinois EPA provided a letter to the company indicating that the submitted CCA had been accepted, thus resolving the Violation Notice.

      On January 12, 2005, Lance T. Shaner acquired the outstanding capital stock of ERG Illinois, Inc. and changed the company's name to PennTex Illinois. On January 26, 2005, representatives of the company appeared at the request of the Bridgeport, Illinois City Council at the City Council meeting. Three residents of the City of Bridgeport also spoke at the City Council Meeting to voice complaints regarding their claims of odor and corrosion issues they alleged were cause by H2S emissions from PennTex Illinois' facilities. On January 28, 2005, PennTex Illinois submitted to the EPA a Clean Air Act Information Request Response. On the same date, PennTex Illinois installed H2S scavenger drums and flares on four wells near the complainant's residences.

      On February 9, 2005, the EPA requested certain additional data from PennTex Illinois regarding the quantity of H2S emissions from various sources at the Newell Facility and the wells in and around Bridgeport, Illinois. In March 2005, PennTex Illinois engaged ELM Consulting LLC to prepare a Preliminary Action Plan ("PAP") designed to identify and analyze emissions from PennTex Illinois' operations and to propose recommendations to address any identified concerns. A report of ELM Consulting entitled "PAP/Odor Investigation Results" with recommendations and a cover letter was sent to the EPA on July 18, 2005 (the "ELM Report"). The ELM Report concluded that, for all wells monitored, PennTex Illinois was in compliance with 62 Ill. Adm. Code 240.600 - Well Construction, Operating and Reporting Requirements for Production Wells. The ELM Report stated that this rule requires that concentrations of H2S shall not be greater than 20 parts per million at or within a radial distance of 5 feet from any oil production well. The ELM Report also stated that the information gathered during the odor investigation indicated the company's compliance with all known federal, state and local rules and regulations in regard to H2S emissions and exposures. The ELM Report recommended that additional H2S controls, such as scavenger drums, be taken with respect to two of the monitored wells. The ELM Report stated that high and low instrument data in the vicinity of the Newell Facility indicated average H2S concentrations and that no additional operational controls or modifications appeared to be necessary or feasible to further reduce H2S concentrations in the vicinity of the Newell Facility. The ELM Report stated that the low level instrument data indicated that average H2S concentrations in the vicinity of the complainants' residences were low. The ELM Report stated that H2S concentrations in the vicinity of the complainants' residences did not appear to be directly correlated with recorded H2S levels at nearby wells or the Newell Facility.

      On August 17, 2005, PennTex Illinois received a letter from another resident of Bridgeport, Illinois seeking $16,656 for damages allegedly caused as a result of H2S emissions from the Newell Facility and nearby wells. By letter dated September 9, 2005, the company denied any responsibility for the claimed damages, citing the ELM Report. On September 9, 2005, PennTex Illinois sent a copy of the ELM Report to the Mayor of the City of Bridgeport following his request for additional information regarding alleged H2S emissions. On December 20, 2005, the Illinois EPA contacted PennTex Illinois by telephone regarding the status of its efforts to clean the Newell Facility emergency pit. The company sent to the Illinois EPA copies of invoices and pictures documenting that efforts had been made to clean the emergency pit in accordance with the recommendations made by ELM Consulting.

      On March 13, 2006, PennTex Illinois received an additional information request from EPA related to odor complaints. The EPA has requested additional information relating to, among other matters, the company's installation of flares to control H2S emissions. The letter from the EPA requested a response from PennTex Illinois within 14 days of receipt of the letter. On March 27, 2005, PennTex Illinois submitted a written response to the EPA and provided available documents and data requested in the March 13, 2006 information request. Management of PennTex Illinois has informed the Company that it intends to continue to cooperate with the EPA in responding to any additional information requests and concerns. PennTex Illinois intends to continue to vigorously defend any claims of property damage alleged to be caused by H2S emissions that may be asserted against it by local residents in Lawrence County, Illinois.

If the Closing of the Rex Assets occurs, the Company will acquire all of the outstanding capital stock of PennTex Illinois and that company will become its wholly-owned subsidiary. Following the Closing of the Rex Assets, the Illinois EPA, the EPA or other government agencies may determine that additional investigations or remedial actions relating to the H2S emission complaints are warranted. If this occurs, PennTex Illinois may incur additional costs and expenses responding to those inquiries. In addition, if violations of environmental laws are later found to exist as a result of those investigations, penalties and fines may be imposed and the Company may incur additional remediation costs.

Item 4. Submission of Matters to a Vote of Security Holders.

      On December 13, 2005, shareholders holding 12,581,500 shares (approximately 62.1%) of the 20,270,000 shares of our common stock outstanding as of such date consented in writing, without a meeting, to change our Company's name from College Oak Investments, Inc. to Baseline Oil & Gas Corp. and to amend and restate our Articles of Incorporation, with the only modification to such Articles of Incorporation being the name change. On or about December 27, 2005, we mailed to our shareholders an information statement on Schedule 14C with respect to those matters and, on January 17, 2006, we filed amended and restated Articles of Incorporation with the State of Nevada.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Our common stock is quoted on the OTC Bulletin Board under the trading symbol "BOGA". Prior to January 17, 2006, our name was College Oak Investments, Inc. and our symbol was "COKV". The prices set forth below reflect the quarterly high and low sale information for shares of our common stock during the period since the common stock began trading. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. There were no trades of our securities on the OTC Bulletin Board prior to March 3, 2005.

2005 Quarter Ended                    High Price                       Low Price
------------------                    ----------                       ---------
12/31/2005                             $1.40                             $0.60
 9/30/2005                              0.90                              0.60
 6/30/2005                              1.01                              0.20
 3/31/2005                              0.90                              0.10

      As of March 14, 2006, there were approximately 127 holders of record of our common stock.

      Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

      We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. Pursuant to the convertible notes we issued in November 2005, as long as there is outstanding indebtedness thereunder, we may not declare or pay a cash dividend on our common stock without the consent of the agent to such holders of the notes. The terms of the proposed revolving line of credit facility that we are seeking to obtain will also contain provisions prohibiting us from paying dividends on our common stock. See Item 6. "Management's Discussion and Analysis or Plan of Operations."

      No equity securities of the Company were purchased by the Company or any "affiliated purchaser" of the Company during 2005.

      We have outstanding as of March 15, 2006, stock options to purchase 13,675,000 shares of common stock (of which 7,788,500 will be canceled upon the Closing of the Rex Assets purchase transaction), warrants to purchase 734,090 shares of common stock and notes convertible into 7,282,500 shares of common stock.

Item 6. Management's Discussion and Analysis or Plan of Operations.

      Plan of Operations. We have not had any revenues from operations since we commenced business in June 2004. See Item 7 "Financial Statements." Accordingly, the information provided in this Item 6 is a plan of operation pursuant to Regulation S-B Item 303(a) promulgated by the SEC.

      The merger transaction with Coastal in April 2005 resulted in the Coastal stockholders controlling approximately 89% of our issued and outstanding shares of common stock immediately following its completion. Consequently, the transaction was accounted for as a reverse merger with Coastal being deemed the acquiring entity for financial accounting purposes. Since the transaction involved the merger of a private company (Coastal) into a public shell company, it was considered to be a capital transaction rather than a purchase business combination for financial accounting purposes. Thus, for financial accounting and reporting purposes, the historical financial statements of the Company prior to the effective date of the Coastal merger have been restated to be those of Coastal.

      As discussed in Item 1 "Business" of Part I of this Form 10-KSB, we presently hold a 50% economic/voting membership interest in New Albany-Indiana LLC, which holds working interests in leases covering approximately 101,000 acres in the New Albany Shale area of the Illinois Basin located in Southern Indiana. These properties were acquired by the LLC from (i) Aurora Energy in February 2006 and (ii) Source Rock Resources Inc. in March 2006. We anticipate that, subject to rig availability, the LLC will commence drilling an initial 10-well pilot program during the second quarter of 2006. The anticipated cost to the LLC of the pilot program is estimated to be $4.6 million. With respect to the properties acquired from Source Rock Resources, we anticipate that the LLC will commence drilling these properties by December 2006.

      Under our Purchase Agreement with Rex Energy and its affiliates, we will acquire the Rex Energy assets for a consideration of approximately $73.2 million in cash, subject to adjustment. The Purchase Agreement anticipates our acquiring the New Albany Membership Interest in exchange for shares of our common stock that we will issue to certain affiliates of Rex Energy. We estimate that the number of shares we would issue if the transactions under the Purchase Agreement were completed on March 15, 2006, is a total of 5,151,818 shares. See Item 1. "Description of Business."

      Upon the completion of the transactions contemplated under the Purchase Agreement, we will experience a change of control of our Company, and Messrs. Shaner, Shields, Carlson, Stabley and Benjamin and Christopher Hulburt will become our officers.

      Rex Energy currently has approximately 85 employees and we expect that substantially all of them will become our employees when we complete the assets purchase from Rex Energy and its affiliates.

      Capital Resources. During 2005, we raised funds by issuances of our debt and equity securities to pay current expenses and funds for our proposed operations. See Item 1. "Description of Business" and Item 7. "Financial Statements" - Notes 3 and 4 of Notes to Audited Financial Statements of Baseline Oil and Gas Corp.

      In February 2006, we completed the sale of 8,181,818 shares of our common stock at a price of $1.10 per share in privately-negotiated transactions with accredited investors, raising $9.0 million in gross proceeds. We also entered into a registration rights agreement with the purchasers whereby we agreed to use our best efforts to file a registration statement covering re-sales of the shares acquired in that offering within 60 days of its closing. C. K. Cooper &

Company and Gilford Securities, Incorporated acted as placement agents for the private sale. Because it is now unlikely that the registration statement will be filed on or before April 2, 2006 (the 60th day following the closing of the February private placement), the Company will be required to issue to holders of such common stock additional shares having a market value equal to $90,000 (1% of the $9 million raised) for each 30 day period until filed.

      The $8,185,000 in net proceeds raised by the Company in the February Placement was applied, or will be applied, as follows:

      o $3,500,000 was applied to pay our share of the costs to fund the LLC's purchase price obligations under the Aurora Agreement;

      o $367,500 was applied to pay our share of the costs to fund the LLC's purchase price for the Source Rock purchase described in Item 1 "Description of Business"; and

      o     $4,317,500 will be applied for our working capital purposes.

      The Company is in the process of seeking funding to complete the asset acquisition transactions under the Purchase Agreement. It is proposing to (i) seek approximately $39.4 million from privately-negotiated sales of its common stock and (ii) obtain a new secured revolving line of credit and borrow up to approximately $35.0 million, to pay the $73.2 million cash purchase price under the Purchase Agreement, and have approximately $1.25 million in cash to be applied to our working capital.

      As of March 23, 2006, we received a commitment from Wachovia Capital Markets, LLC, as sole underwriter and joint lead arranger, to provide our company, along with M&T Bank as joint lead arranger, with a senior secured revolving credit facility, subject to the execution of definitive loan documentation and to the satisfaction of various terms and conditions. The maximum debt that may be borrowed and outstanding under the credit facility will be the lesser of $150.0 million or a borrowing base amount as determined from time to time. The credit facility would mature on the date that is five years from the date of the closing of the initial borrowing transaction. Initial (borrowing base) availability under the credit facility is anticipated to be $41.0 million. We intend to finance the cash purchase price for the Rex Assets under the Purchase Agreement through a combination of borrowings under the credit facility as well as through the private sale of our common stock. There can be no assurances that we will be successful in our efforts to raise the necessary capital to permit us to purchase the Rex Energy assets.

      As collateral, we would pledge all of our personal property assets, including the stock of our wholly-owned direct or indirect subsidiaries, accounts receivable, inventory, contract rights and general intangibles along with first priority mortgages on at least 80% of the aggregate value of our oil and gas properties. We would be required to maintain a ratio of current assets to current liabilities of not less than 1.0 to 1.0 at the end of any quarter and our total consolidated indebtedness divided by our EBITDA must not be more than
3.50 to 1.00. The credit agreement would restrict us from, among other things, paying dividends on our common stock, incurring liens, amending our organizational agreements, selling significant assets, acquiring other businesses and merging with other entities without the consent of the lenders.

      The credit agreement will also provide that the borrowing base may be reduced if we fail to enter into certain hedge agreements with the lenders. Usual and customary events of default will be applicable to us under the credit agreement, including events such as a change of control. Also, one of the negative covenants would require us to subordinate the debt of our outstanding convertible notes to that of the credit facility. The commitment letter does not constitute a binding agreement on the part of any lender to advance any sums to us and the terms and conditions are subject to change until a binding agreement is executed.

      Assuming the Rex Energy asset acquisition transaction is completed, we currently believe, based upon our forecasts and our liquidity and capital requirements for the near-term future, that the combination of our projected internally-generated cash, the borrowings under our secured revolving line of credit and our working capital, will be adequate to meet our anticipated capital and liquidity requirements for the next twelve months.

      In the event that we do not purchase the assets from Rex Energy and its affiliates, we believe that we would have sufficient capital to satisfy our cash requirements over the next twelve months. However, assuming in that instance that proceeds from the private sale of our common stock would not be obtained, our activities would be significantly curtailed from what is planned, and our sources for liquidity and capital resources in that event would not be known.

      Item 7. "Financial Statements" contains pro forma unaudited financial statements and related notes for the Company that give pro forma effect to the proposed Rex Energy asset acquisition transaction as contemplated under the Purchase Agreement, as well as the related financings and sales and purchases in connection with that transaction. This pro forma financial information is derived from and should be read in conjunction with the Company's and Rex Energy's audited financial information as of and for the periods ended December 31, 2005, also contained in Item 7. "Financial Statements."

      The unaudited pro forma financial information contained in Item 7 reflects pro forma adjustments relating to the proposed Rex Energy asset acquisition transaction, including the value of the consideration to be paid and estimated values and amounts based on available information regarding the Rex Energy entities' assets and liabilities. The actual adjustments that will result from the acquisition transaction will be based on further evaluations and may differ substantially from the adjustments reflected in the pro forma unaudited financial information. The unaudited pro forma results of operations set forth in Item 7 are not necessarily indicative of the results that would have actually been achieved had the proposed asset acquisition transaction been consummated on January 1, 2005, or that may be achieved in the future. The unaudited pro forma financial statements also do not include any adjustments as a result of final valuations of tangible and intangible assets and liabilities.

Proposed Acquisition of Rex Energy & its Affiliated Companies' Assets

      Cautionary Note: While the Company currently proposes to purchase all of the assets (and in the case of Rex Energy and PennTex Illinois, all of its outstanding capital stock), and assume certain liabilities of Rex Energy and its affiliates, and has an agreement in effect to do so, no assurances can be made that the actual purchase transaction involving Rex Energy and its affiliates will occur, or if so, whether on the same terms and conditions as described in this document. See Item 1. "Description of Business --- "Risk Factors ---Risks Related to the Proposed Rex Energy Asset Acquisition Transaction." The term "Rex Energy" when used in the following discussion refers to Rex Energy and its affiliated entities, except where the context otherwise requires.

      Rex Energy is a private, independent energy company that is focused on acquiring, finding and developing conventional and unconventional sources of energy in the United States. Rex Energy pursues a diversified strategy of acquiring and developing lower risk energy resources, including fractured shale gas, coalmine methane gas, conventional natural gas, secondary and tertiary recovery projects, as well as exploring for onshore oil and gas. Rex Energy currently has oil and gas production in Pennsylvania, West Virginia, Indiana, Illinois, Texas, Virginia, Kentucky and New Mexico. Rex Energy's management team has managed a series of oil and gas investment partnerships since 1997. Rex Energy is headquartered in State College, Pennsylvania with operating offices in Pittsburgh, Pennsylvania (Appalachian Basin); Midland, Texas (Permian Basin); and Bridgeport, Illinois (Illinois Basin). Rex Energy currently has a total of 85 employees located in offices in each of the basins in which it operates, providing Rex Energy with market presence in those areas necessary to operate its properties and to provide for acquisition and growth opportunities. Since 1997, the management team of Rex Energy has maintained a consistent investment philosophy of identifying and acquiring under-performing oil and gas wells with significant upside potential. As a result it has acquired and developed over 2,500 oil and gas wells, growing its proved reserve asset base to 6.68 Million Barrels of Oil Equivalent, as of December 31, 2005.

                                             ---------------------------
               |---------------------------- State College, Pennsylvania -----------------------
               |                               Rex Energy Headquarters                          |
               |                             ------------|--------------                        |
               |                                         |                                      |
              \/                                        \/                                     \/
---------------------------------           ------------------------------        --------------------------------
      Bridgeport Illinois                      Pittsburgh, Pennsylvanic                   Midland, Texas
Illinois Basin Operations Offices           Appalachian Operations Offices        Permian Basic Operations Offices
---------------------------------           ------------------------------        --------------------------------

      Growth Strategy. Rex Energy expects to continue to acquire oil and gas assets for their potential for further development. In realizing this potential, Rex Energy will invest capital in the continued development of properties after they are acquired, which will include projects such as: 1) surface facility work such as installing compressors; repairing or replacing valves and flow lines; building gathering systems; installing or replacing artificial lift equipment;
2) subsurface work in existing well bores such as cleanouts; treatment for salt, scale, or paraffin; installing, repairing or replacing subsurface production equipment; working over existing zones; recompleting to uphole behind-pipe intervals; drilling out packers and plugs to re-establish production from prematurely abandoned zones; deepening wells to test deeper horizons; 3) infill drilling; increased density drilling; horizontal drilling within existing field boundaries; drilling field extension wells; drilling water disposal wells; 4) acquiring prospective acreage through leasing, farm-outs or term assignments; 5) acquiring existing and/or shooting new 2-D and 3-D seismic; development of unconventional resources such as coalmine methane and fractured shale gas; and
6) developing and/or expanding secondary and tertiary recovery operations.

      During the past 25 years, the oil and gas industry has experienced numerous mergers and consolidations as companies have reacted to volatile product prices. As a result, assets were transferred from company to company while many of the key personnel familiar with those assets were either downsized or reassigned to "core" properties. Smaller technical staffs have required companies to focus on these larger "core" properties while neglecting a majority of the smaller assets in their portfolios. During the same time, operators have concentrated heavily on reducing expenses in the field. This has often been detrimental to well performance since it has caused reductions in maintenance work. In an effort to improve efficiency, companies are selling interests in properties in which they own minor portions or are divesting properties in specific areas. Many of the major oil and gas companies in the world have moved out of the on-shore U.S. in favor of higher impact off-shore projects. The effect of this exodus from the U.S. on-shore oil and gas industry creates an opportunity for small and mid-sized oil and gas companies focusing on acquisitions. While U.S. on-shore oil and gas reserves have now largely declined to a point where they are too small for the majors, they have left behind significant amounts of oil and gas in producing fields capable of sustained production and significant returns for investors for many years to come.

      Commodity Price Hedging Strategy. Rex Energy employs hedging strategies to reduce its exposure to the risks of oil and gas pricing movements, while not eliminating its ability to participate in upward price swings. Rex Energy will employ an actively managed hedging program designed to attempt to lock in acceptable yields from producing property acquisitions, while permitting the company to maintain exposure to upside in its developmental and exploratory drilling projects. See Item 1 "Description of Business - Risk Factors - Hedging activities we engage in may prevent us from benefiting from price increases and may expose us to other risks", above.

      Use of Leverage. The use of leverage in investments and acquisitions can increase the cash on cash yield for investors. However, the misuse of debt in the oil and gas industry is a leading cause of company failures. In an industry whose asset base is constantly declining, the use of leverage must be done in a prudent manner with the ability to repay all debt within a short period of time to ensure comfortable debt coverage. When making acquisitions using leverage, Rex Energy internally models all acquisitions to test the ability to pay all debt within a five-year holding period. This relatively short amortization period combined with its hedging strategy helps to ensure predictable cash on cash yield at an acceptable risk level.

      Acquisition Strategy. Rex Energy utilizes a process that employs a number of "screens" to target acquisition candidates and accelerate the evaluation process. These screens are intended to ensure that acquisitions meet the criteria necessary to accomplish Rex Energy's objectives. This strategy includes:

      o Utilizing public oil and gas production data to identify slow decline, underdeveloped fields with the potential for further development, and to eliminate rapidly declining properties.

      o Utilizing analogous properties to that of the target acquisition in which similar development work has been done to provide a basis for our analysis.

      o Utilizing industry professionals intimate with local geological and engineering conditions to accelerate our investment analysis process.

      o Developing detailed pro forma projections using conservative assumptions and sensitivity analysis to test the ability of the investment to meet the Partnership's minimum target return of 15% from proven reserves.

      Rex Energy Operating Corp. Rex Energy manages partnerships and companies and provides well operating services. Rex Energy operates and manages several oil and gas partnerships and companies, including:

      o PennTex Illinois. Lance T. Shaner acquired all of the outstanding capital stock of PennTex Illinois in January of 2005. PennTex Illinois owns a 26% operating working interest in certain jointly-owned oil producing properties located in Illinois and Indiana containing over 1600 active and inactive wells.

      o PennTex Resources. PennTex Resources was formed in 1997 to acquire producing oil and gas assets. Since its inception it has acquired over 2,500 producing oil and gas wells in Texas, Oklahoma, Illinois, Indiana, and New Mexico. It sold all of its oil and gas properties located outside of the states of Illinois and Indiana in October 2005. It currently owns a 25% non-operating working interest in the jointly-owned oil producing properties in Illinois and Indiana described above.

      o Douglas O&G and Douglas Westmoreland. Douglas O&G, a Delaware limited partnership, was formed in 2003 by the management and principals of Douglas Oil & Gas, Inc. and Rex Energy with a preferred equity investment from Rex Energy Limited Partnership. In 2004, Douglas O&G acquired a producing gas field in Westmoreland County, Pennsylvania and formed a subsidiary, Douglas Westmoreland, a Delaware limited partnership. On March 22, 2004, Douglas Westmoreland sold a royalty interest in the properties to Rex Royalties for $1.5 million, resulting in a net capitalization to Douglas Westmoreland of $2.5 million.

      o Rex Energy Limited Partnership. Rex Energy Limited Partnership, a Delaware limited partnership, was formed in 2002 as an investment partnership to acquire or invest in producing oil and gas properties. In 2003, the partnership acquired a controlling interest in Douglas O&G. The only asset owned by this partnership is its general and limited partnership interests in Douglas Oil & Gas.

      o Rex Royalties. Rex Royalties was formed as a Delaware limited partnership in March 2004 to acquire royalty interests from Douglas Westmoreland in approximately 89 producing natural gas wells in Westmoreland County, Pennsylvania for $1.4 million. The partnership was capitalized at $1.54 million.

      o Midland. Midland Exploration Limited Partnership was formed as a Delaware limited partnership in October of 2004 for the purpose of evaluating, generating and/or acquiring oil and gas prospects or producing properties in various locations throughout the Permian Basin of Texas and New Mexico. It was capitalized at approximately $1.3 million and currently owns interests in leases in Eddy, Lea and Roosevelt Counties, New Mexico and Glassrock, Loving and Winkler Counties, Texas.

      o New Albany-Indiana, LLC. New Albany was formed as a Delaware limited liability company in November 2005 as a joint venture between the Company and Rex Energy for the purpose of acquiring working interests in leasehold interests in the New Albany shale play located in the Illinois Basin. The Company currently owns a 50% membership interest and certain affiliates of Rex Energy own the other 50% membership interests. The managing member of New Albany is Rex Wabash. For more information regarding New Albany-Indiana, LLC, see "The Rex Energy And New Albany Transactions -- New Albany-Indiana, LLC Transactions."

      o Rex Energy II Limited Partnership/Rex Energy II Alpha Limited Partnership. Rex Energy II Limited Partnership (and its sister partnership, Rex Energy II Alpha Limited Partnership, collectively "Rex II") was formed as Delaware limited partnerships in 2004. Rex II completed its capital raising activities in January 2006 with a final equity capitalization of $24.5 million. Rex II began making investments for its own account in October 2004, and has since closed on a series of acquisitions in the Illinois and Permian Basins. The assets of Rex II are not included in the sale of the Rex Assets to the Company. For more information about Rex II, see "Risk Factors - Conflicts of interests for the Rex Energy management team will exist upon their joining the Company, with regards to their obligations to the Company and their obligations to businesses in which they continue to own interests and manage, and which are not parties to the asset acquisition transaction." Properties owned by these partnerships are not being conveyed to the Company under the Purchase Agreement.

Item 7. Financial Statements.

      The financial information required by this item is set forth beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable.

Item 8A. Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the disclosure controls and procedures of the Company were not as effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the year ended December 31, 2005, Malone & Bailey, PC identified deficiencies in our internal controls related to accounting for debt discounts, the corresponding debt discount accretion and debt issuance costs all relating to issuances of convertible debt instruments. The adjustments relating to these items were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

      There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth information with respect to the current directors and executive officers of the Company.

Name of Individual                      Age            Position with the Company
------------------                    -------          ------------------------------------
Barrie Damson                           70             Chairman and Chief Executive Officer
Alan Gaines                             50             Vice Chairman and Director
Richard Cohen                           54             Chief Financial Officer
Carey Birmingham                        50             President
Richard d'Abo                           49             Director

The business experience of each director and executive officer of the Company is set forth below.

      Mr. Barrie Damson: Mr. Damson joined the Board of Directors and became Chairman/CEO of the Company as of February 1, 2006. Since 1988, Mr. Damson has been the President and Chairman of Damson Financial Resources, Inc., a company specializing in oil and gas, real estate and venture capital investments. Prior to forming Damson Financial, he was President and Chairman of Damson Oil Corporation, a publicly traded oil and gas exploration, development and production company that also served as the general partner of private and publicly traded oil and gas and real estate limited partnerships. Mr. Damson also served as President and Chairman of Bronco Oil Corp and Delta Minerals Corp. He has also served as a director of the Independent Petroleum Association of America, the Domestic Petroleum Council and Viking Resources International. Mr. Damson was a founding member and Vice Chairman of the American Business Conference. He also served as chairman of the New York City Economic Development Corporation. He currently serves on the Dean's Council of the Harvard School of Public Health and the Board of Trustees of the Hospital for Special Surgery in New York. He has also served as a Governor of the American Stock Exchange and a member of its executive committee and chairman of its audit committee. Mr. Damson received his Bachelor's degree from Harvard University, and his Juris Doctorate from New York University.

      Following the acquisition of the Rex Assets, Mr. Damson will resign as Chairman and Chief Executive Officer of the Company. Mr. Damson will continue to serve as director of the Company following the Closing.

      Mr. Alan Gaines: Mr. Gaines has served as vice chairman and a director of the Company since April 2005. He is currently the Chairman and CEO of Dune Energy, Inc., an independent E&P company engaged in the development, exploration and acquisition of oil and gas properties, with operations presently concentrated onshore the Louisiana/Texas Gulf Coast as well as the Fort Worth Basin Barnett Shale. Mr. Gaines has 25 years of experience as an energy investment and merchant banker. In 1983, he co-founded Gaines, Berland Inc., an investment bank and brokerage firm, specializing in global energy markets, with particular emphasis given to small to medium capitalization companies involved in exploration and production, pipelines, refining and marketing, and oilfield services. Prior to selling his interest in Gaines, Berland, the Firm managed or co-managed, and participated in $4 billion of equity and debt financings during a three year period. He has acted as an advisor to financier Carl Icahn during such corporate takeovers as USX Corporation (Marathon Oil) and Texaco. Mr. Gaines has provided funding and/or advisory services to Parker & Parsley (now - NYSE listed Pioneer Natural Resources), Lomak Petroleum (now NYSE - listed Range

Resources), Devon Energy (now NYSE - listed), and Comstock Resources (now NYSE - listed). Mr. Gaines holds a BBA in Finance from Baruch College, and an MBA in Finance (with distinction) from Zarb School, Hofstra University School of Graduate Management.

      Mr. Gaines will continue to serve as director of the Company following the acquisition of the Rex Assets.

      Mr. Richard Cohen: Mr. Cohen has served as Chief Financial Officer of the Company since December 2005. Since 2003, Mr. Cohen has served as a director of Dune Energy, Inc., for which he served as Chief Financial Officer from November 2003 to April 2005. Since 1996, he has been the President of Richard M. Cohen Consultants, a financial services consulting company that accepts engagements from public and private companies to assist with their corporate governance and corporate finance needs. During 1999, Mr. Cohen served as the President of National Auto Credit, a publicly traded sub-prime auto finance company. From 1992 to 1995, Mr. Cohen was the President of General Media, then a $150 million international diversified publishing and communications company. Mr. Cohen is a Certified Public Accountant (New York State). He received a BS from The University of Pennsylvania (Wharton) and an MBA from Stanford University.

      Following the acquisition of the Rex Assets, Mr. Cohen will resign as Chief Financial Officer of the Company.

      Mr. Carey Birmingham: Mr. Birmingham has served as the President of the Company since its formation in February 2004 and as a director from February 2004 to January 2006. Mr. Birmingham has 20 years of experience in all aspects of commercial real estate in assisting clients and negotiating contracts. From September 1999 through September 2003, Mr. Birmingham served as President, Executive Vice President and a Director of International Test Systems, Inc.
(ITS). Mr. Birmingham resigned as a Director of ITS in September 2003 and resigned as Executive Vice President of ITS in March 2004.

      Following the acquisition of the Rex Assets, Mr. Birmingham will resign as President and as a director of the Company.

      Mr. Richard d'Abo: Mr. d'Abo has served as a Director of the Company since January 17, 2006. He is presently a transaction partner at The Yucaipa Companies, a private equity firm focused on consolidating companies within the supermarket industry. From 1995 through 2003, Mr. d'Abo was a private investor, and served as a consultant to numerous companies both public and private regarding acquisitions and related financings. From 1988 to 1994, Mr. d'Abo was a partner at The Yucaipa Companies and was instrumental in the creation of financing structures for a number of acquisitions.

      Mr. d'Abo will continue to serve as director of the Company following the acquisition of the Rex Assets.

      Upon the Closing of the Company's acquisition of Rex Assets from Rex Energy and its affiliates, the following individuals will become directors, executive officers and key employees of the Company:

Name                            Age       Position
----                            ---       --------

Lance T. Shaner ............... 52        Chairman of the Board and Interim
                                          Chief Executive Officer

Benjamin W. Hulburt ........... 32        President and Director

Thomas F. Shields ............. 48        Chief Operating Officer and Director

Thomas C. Stabley ............. 35        Chief Financial Officer

Michael S. Carlson ............ 50        Senior Vice President of Operations

Christopher K. Hulburt ........ 35        Senior Vice President and General
                                          Counsel

Sam McDonald .................. 46        Vice President of Operations -
                                          Southwest Region

Jack S. Shawver ............... 48        Vice President of Operations -
                                          Illinois Basin Region

Michael R. Raven .............. 37        Director of Land Administration

Andrew M. Joyner .............. 33        Vice President - Marketing and
                                          Investor Relations

Section 16(a) Beneficial Ownership Reporting Compliance

      We file with the SEC reports and certain other information under the Exchange Act pursuant to the rules under Section 15(d) of the Exchange. Our directors and officers and holders of 10% or more of our common stock are not currently required to file statements of beneficial ownership with regards to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. At such time as our shares are registered under Section 12 of the Exchange Act, our officers, directors and 10% or more stockholders will be required to file such statements of beneficial ownership.

Code of Ethics

      We have not adopted a Code of Ethics with respect to our officers because we have not been an operating company. We intend to adopt a Code of Ethics after the completion of our acquisition of the Rex Assets.

Audit Committee

      Presently we do not have an Audit Committee. We intend to establish an Audit Committee and such other committees as may be required upon the completion of our acquisition of the Rex Assets.

Certain Matters Involving Promoters

      Immediately prior to our merger with Coastal in April 2005, 47.3% of the Company's then outstanding shares of common stock were held by Mr. David Loev. Mr. Loev is an attorney residing in the State of Texas who performed legal services for the Company prior to its merger with Coastal. At no time was Mr. Loev an officer or a director of the Company.

      In November 2005, the SEC filed a civil lawsuit in the Houston Federal court against certain parties unrelated to the Company, and sued Mr. Loev for allegedly violating certain registration provisions of the Federal Securities laws (SEC Litigation Release No. 19476; November 29, 2005). Mr. Loev settled the lawsuit with the SEC by consenting to the entry of an order permanently enjoining him from violating the securities registration provisions, ordering him to disgorge $25,785.50, plus interest, and imposing a $25,000 civil penalty. The order also prohibits Mr. Loev from issuing any legal opinions that the securities of any issuer are exempt from the securities registration provisions of the Federal Securities laws pursuant to Rule 504 of Regulation D and from accepting securities of any issuer whose securities are quoted on the Pink Sheets in consideration for legal or consulting services rendered.

      As previously stated, since April of 2005, Mr. Loev has had no dealings with the Company.

Item 10. Executive Compensation.

      Prior to December 2005, the Company had not paid salaries to any individual. Commencing December 2005, the Company agreed to pay Richard Cohen a monthly salary of $7,500. During 2005, the Company granted stock options to the following officers/directors as follows: Alan Gaines - options for 6,000,000 shares; Barrie Damson - options for 6,000,000 shares; Carey Birmingham - options for 100,000 shares; Richard Cohen - options for 175,000 shares; Steven Barrenechea (a former director of the Company) - options for 250,000 shares.

Incentive Plans

      During 2004, we did not grant any options to purchase shares of our common stock. Pursuant to approval by our Board of Directors, but not our shareholders, we granted contractual stock options during 2005 as described below.

      On April 1, 2005, Coastal granted a stock option to a non-employee to purchase up to 500,000 shares of Coastal common stock at $0.30 per share. This option is exercisable until March 31, 2010 and became exercisable on October 1, 2005. The fair value of this option was $150,000 and it has been fully expensed as share-based compensation. As of the effective date of the Merger, this option became an option to purchase 500,000 shares of our common stock, exercisable until March 31, 2010 at the price of $0.30 per share.

      On April 29, 2005, we granted stock options to seven persons to purchase an aggregate of 12,950,000 shares of our common stock. These options are exercisable at any time at $0.05 per share and will expire on April 28, 2010. These options were granted as an inducement to retain management and for services rendered to the Company. Among the options described in this paragraph, the fair value of the options granted to the five individuals who were our employees (or expected at the time of grant to become our employees or directors) was $10,080,000 and this amount has been expensed as share-based compensation, and the fair value of the options granted to the two non-employees was $297,500 and this amount has been expensed as share-based compensation.

      On December 27, 2005, we granted to Richard Cohen, our CFO, options to purchase 175,000 shares of common stock, exercisable immediately and until the fifth anniversary of the date of grant at the price of $0.94 per share.

      As of December 20, 2005, we issued stock options to Rex Designees (who are not yet our employees) to purchase an aggregate of 50,000 shares of common stock at the exercise price of $1.00 per share. These options expire on December 20, 2008.

                    Option Grants In Last Fiscal Year (2005)

                                                   Number of        % of
                                                  Securities     Total Options
                                                  Underlying      Granted to
                                                    Options      Employees in     Exercise         Expiration
                                          Year     Granted(1)     Fiscal Year       Price             Date
                                          ----   ------------    -------------    -------          ----------
Alan Gaines .........................     2005   6,000,000(2)       47.9%           $.05             4/28/10
Carey Birmingham.....................     2005     100,000            .8%           $.05             4/28/10
Richard Cohen  ......................     2005     175,000           1.4%           $.94            12/26/10
Richard d'Abo .......................     2005     250,000           2.0%           $.05             4/28/10
Barrie Damson .......................     2005   6,000,000(2)       47.9%           $.05             4/28/10

--------------------------------------------------------------------------------

(1) All of the shares of common stock underlying such options were fully vested and exercisable in full at the time of grant.

(2) Holder has agreed that, upon Closing of the Rex Assets, the number of shares underlying such option will be reduced to 2,105,750.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

      During 2005, none of our officers or directors exercised any options to purchase shares of common stock. The following table sets forth, for each of our officers and directors, the number and value of vested and unvested options held as of December 31, 2005 and the value of any in-the-money stock options, vested and unvested, as of such date.

                        Option Value at December 31, 2005

                                          Number of Securities
                                         Underlying Unexercised                 Value of Unexercised In-The-Money
                                      Options at December 31, 2005                Options at December 31, 2005
                                     -------------------------------            ---------------------------------
                                     Exercisable       Unexercisable              Exercisable      Unexercisable
                                     -----------       -------------            -------------      -------------
Barrie Damson ...................     6,000,000                 --                 $5,700,000              -0-
Carey Birmingham ................       100,000                 --                    $95,000              -0-
Richard Cohen  ..................       175,000                 --                    $10,500              -0-
Richard d'Abo ...................       250,000                 --                   $237,500              -0-
Alan Gaines .....................     6,000,000                 --                 $5,700,000              -0-

The last sale price of the common stock was $1.00 on December 30, 2005.

Employment Agreements.

      Presently, the Company does not have employment agreements with any of its existing officers. The Purchase Agreement contemplates that at the same time as the Closing, the Company will enter into employment agreements with the six Rex Designees that will provide for annual base salaries not to exceed, in the aggregate, $1,030,000. See Item 1. - "Description of Business."

      Equity Compensation Arrangements. The following table provides information as of December 31, 2005 about our equity compensation arrangements.

                                                                                        (c)
                                                                                        Number of securities
                                                                                        remaining available for
                                    (a)                        (b)                      future issuance under
                                    Number of securities to    Weighted-average         equity compensation
                                    be issued upon exercise    exercise price of        plans (excluding
                                    of outstanding options,    outstanding options,     securities reflected in
Plan Category                       warrants and rights        warrants and rights      column (a))
--------------------------------    -----------------------    --------------------     -----------------------
Equity compensation  plans
approved by security holders        -0-                        -0-                      -0-
--------------------------------    -----------------------    --------------------     -----------------------
Equity compensation plans not       14,150,000                 $.09                     -0-
approved by security holders (1)
--------------------------------    -----------------------    --------------------     -----------------------
Total (1)                           14,150,000                 $.07                     -0-
===============================     =======================    ====================     =======================

(1) Include warrants to our placement agent and individual stock option grants. See "Incentive Compensation" discussed above in Item 10.

Director Compensation

      Directors of the Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      We have 40,521,068 shares of common stock outstanding as of March 14, 2006. The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 14, 2006 by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

Name of                                                                  Percent
Beneficial Owner                              Number of Shares           of Outstanding Shares
----------------                              ----------------           ---------------------
Barrie Damson (Chairman & CEO)                11,894,250 (1)               25.6%
Alan Gaines (Vice Chairman & Director)        11,894,250 (1)               25.6%
Carey Birmingham (President & Director)       433,000 (2)                   1.1%
Richard d'Abo (Director)                      1,186,000 (3)(4)              2.5%
Richard Cohen (CFO)                           375,000 (5)                     *
Lance T. Shaner (6)                           4,847,700 (7)                12.0%
Benjamin W. Hulburt (6)                       2,908,620 (8)                 7.2%
Thomas F. Shields (6)                         2,908,620 (8)                 7.2%
All Officers & Directors as a Group           25,962,250
(5 persons)                                   (1)(2)(3)(4)(5)              48.1%

----------
* Less than 1%

(1) Includes 6,000,000 shares underlying a stock option, exercisable at $.05 per share. Holder has agreed that, upon Closing of the Rex Assets, the number of shares underlying such option will be reduced to 2,105,750.

(2) Includes 100,000 shares underlying a stock option, exercisable at $.05 per share.

(3)   Includes 936,000 shares underlying a convertible promissory note.

(4) Includes 250,000 shares underlying a stock option, exercisable at $.05 per share.

(5) Includes 175,000 shares underlying a stock option, exercisable at $0.94 per share.

(6) This individual is a Rex Designee. Mr. Shaner, along with Benjamin W. Hulburt, Thomas F. Shields, Michael S. Carlson, Christopher K. Hulburt and Thomas C. Stabley, are parties to the Stock Agreement with the Company dated as of January 16, 2006. As such, since these individuals may be deemed to be acting together for the purpose of acquiring equity securities of an issuer, they may together be considered to have acquired beneficial ownership, for purposes of Sections 13(d) and(g) of the Securities Exchange Act of 1934, as amended, of all such equity securities of that issuer beneficially owned by each of them Thus, these individuals may be deemed to be beneficial owners of an aggregate of 12,119,250 shares of common stock (which includes an aggregate of 50,000 shares underlying presently exercisable stock options), which represents approximately 29.9% of the outstanding shares of common stock as of March 1, 2006, in accordance with Rule 13d-3(d) promulgated under the Securities Exchange Act of 1934, as amended.

(7) Includes 20,000 shares underlying a stock option, exercisable at $1.00 per share.

(8) Includes 12,000 shares underlying a stock option, exercisable at $1.00 per share.

      The address of each of our current officers and directors is 20022 Creek Farm, San Antonio, Texas 78259. The address of Messrs. Shaner, Hulburt and Shields is 1965 Waddle Road, State College, Pennsylvania.

      Upon Closing of our purchase of the Rex Assets, a change in control will have occurred as described in more detail in Item 1 "Description of Business". Upon the completion of the Closing, our officers will have completely changed, our Board of Directors will have substantially changed and Alan Gaines and Barrie Damson, who together currently have voting control of the Company, will no longer have voting control of the Company.

Item 12. Certain Relationships and Related Transactions.

      During 2005, we granted stock options to certain of our affiliates as described above under "Executive Compensation - Option Grants in Last Fiscal Year".

Item 13. Exhibits.

      (A) Documents Filed as Part of this Report:

            (I) Financial Statements:

                                                                           Pages
I         Baseline Oil & Gas Corp. Audited Financial Statements
          and Notes
      A.  Report of Independent Registered Public Accounting Firm          F - 2
      B.  Balance Sheets                                                   F - 3
      C.  Statements of Expenses                                           F - 4
      D.  Statements of Cash Flows                                         F - 5
      E.  Statements of Changes in Stockholders' Equity/(Deficit)          F - 6
      F.  Notes to Financial Statements                                  F -7-12

II        Rex Energy Operating Corp. and Affiliates' Audited
          Financial Statements and Notes
      A   Douglas Oil & Gas Limited Partnership                           F - 13
      B.  New Albany-Indiana, LLC                                         F - 41
      C.  PennTex Resources Illinois, Inc.                                F - 49
      D.  PennTex Resources, L. P.                                        F - 75
      E.  Rex Energy Royalties Limited Partnership                       F - 113
      F.  Rex Energy Operating Corp.                                     F - 100
      G.  Rex Energy Wabash, LLC                                         F - 127

III       Pro Forma Unaudited Financial Statements and Notes             F - 134

      (II) Exhibits

Exhibit Nos.   Description of Exhibit
------------   ----------------------
2.1            Plan and Agreement of Merger, dated April 6, 2005, by and between the Registrant and Coastal Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 of Registrant's Form 8-K report, filed April 7, 2005).
3.1            Registrant's Amended and Restated Articles of Incorporation
               (incorporated herein by reference to Exhibit 3.1 to registrant's
               Form 8-K report, filed January 19, 2006).
3.2            By-Laws of the Registrant (incorporated herein by reference to
               Exhibit 3.2 of Registrant's registration statement on Form SB-2, filed June 25, 2004).
4.1            Form of 10% Convertible Promissory Note, issued by the Registrant in November 2005 (incorporated herein by reference to
               Exhibit 99.1 of Registrant's Form 8-K report, filed November 16,
               2005).
4.2            Form of Warrant to Purchase Shares of common stock, issued by the
               Registrant to the placement agent in November 2005 (incorporated herein by reference to Exhibit 99.2 of Registrant's Form 8-K report, filed November 16, 2005).
4.3*           Form of Warrant to Purchase Shares of common stock, issued by the
               Registrant to the placement agents in February 2006.
10.1*          Limited Liability Company Agreement of New Albany-Indiana, LLC,
               dated as of  November 25, 2005, by and among the Registrant, Rex
               Energy Operating Corp. and Rex Energy Wabash, LLC.
10.2*          Purchase and Sale Agreement, dated as of November 15, 2005, between New Albany-Indiana, LLC and Aurora Energy Ltd.
10.3           Form of Stock Option Agreement issued in April 2005 by the
               Registrant to Barrie Damson and Alan Gaines (incorporated herein by reference to Exhibit 99.1 of Registrant's Form 8-K report, filed May 3, 2005).
10.4           Purchase Agreement, dated as of January 16, 2006, by and among the Registrant, Rex Energy Operating Corp. and other sellers, including form of employment agreement for Rex Designees
               (incorporated herein by reference to Exhibit 10.1 to Registrant's
               Form 8-K report, filed January 17, 2006).
10.5           Stock Agreement, dated as of January 16, 2006, by and among the
               Registrant, Barrie Damson, Alan Gaines and certain individuals affiliated with Rex Energy Operating Corp. (incorporated herein by reference to Exhibit 10.2 to Registrant's Form 8-K report, filed January 17, 2006).
10.6*          Amendment to Stock Agreement dated March 10, 2006.
10.7*          Purchase Agreement with Source Rock Resources, Inc.
31.1*          Certification of Chief Executive Officer required by Rule
               13a-14(a) under the Exchange Act.
31.2*          Certification of Chief Financial Officer required by
               Rule 13a-14(a) under the Exchange Act.
32.1*          Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of
               Sarbanes-Oxley Act of 2002.
32.2*          Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of
               Sarbanes-Oxley Act of 2002.
99.1*          Reserve Report of Independent Engineer

Numbers with (*) indicate exhibits that are filed herewith.

Item 14. Principal Accountant Fees and Services.

      For fiscal year 2005 and fiscal year 2004, the aggregate fees billed by Malone & Bailey, PC, our principal independent accounting firm, for professional services were as follows:

                                                   Fiscal Year Ended
                                       December 31, 2005       December 31, 2004
Audit Fees (1)                               $69,705                 N/A
Audit-Related Fees (2)                       $ 7,680                 N/A
Tax Fees (3)                                 $ 3,950                 N/A
All Other Fees                                   N/A                 N/A

(1) Fees for audit services include fees associated with the annual audit and the review of the Company's quarterly reports on Form 10-QSB. Also includes fees associated with SEC registration statements, comfort letters and consents.

(2)   Audit-Related services consist primarily of accounting consultations.

(3) Tax services consist primarily of the preparation of Company federal income tax returns.

      As of December 31, 2005, we did not have a formal documented pre-approval policy for the fees of our principal accounting firm.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BASELINE OIL & GAS CORP.


Date: March 30, 2006                              By: /s/ Barrie Damson
                                                      --------------------------
                                                      Barrie Damson
                                                      Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                         Date
---------                                                         ----


/s/  Barrie Damson                                                March 30, 2006
-------------------------------------------
Barrie Damson
Chief Executive Officer


/s/  Richard Cohen                                                March 30, 2006
-------------------------------------------
Richard Cohen
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/  Alan Gaines                                                  March 30, 2006
-------------------------------------------
Alan Gaines
Director


/s/  Richard d'Abo                                                March 30, 2006
-------------------------------------------
Richard d'Abo
Director

         Index to Financial Statements

                                                                           Pages

I Baseline Oil & Gas Corp. Audited Financial Statements and Notes

     A.  Report of Independent Registered Public Accounting Firm            F-2

     B.  Balance Sheets                                                     F-3

     C.  Statements of Expenses                                             F-4

     D.  Statements of Cash Flows                                           F-5

     E.  Statements of Changes in Stockholders' Equity/(Deficit)            F-6

     F.  Notes to Financial Statements                                   F-7-12

II       Rex Energy Operating Corp. and Affiliates' Audited
         Financial Statements and Notes

     A   Douglas Oil & Gas Limited Partnership                             F-13

     B.  New Albany-Indiana, LLC                                           F-41

     C.  Penntex Resources Illinois, Inc.                                  F-49

     D.  Penntex Resources, L. P.                                          F-75

     E.  Rex Energy Royalties Limited Partnership                         F-113

     F.  Rex Energy Operating Corp.                                       F-100

     G.  Rex Energy Wabash, LLC                                           F-127

III      Pro Forma Unaudited Financial Statements and Notes               F-134

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Baseline Oil & Gas Corp.
(A Development Stage Company)
San Antonio, Texas

We have audited the accompanying balance sheets of Baseline Oil & Gas Corp. ("Baseline") (formerly College Oak Investments, Inc.) (a development stage company) as of December 31, 2005 and 2004 and the related statements of expenses, stockholders' equity/(deficit), and cash flows for the year ended December 31, 2005 and the periods from June 29, 2004 (inception) to December 31, 2004 and 2005. These financial statements are the responsibility of Baseline's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baseline as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.


/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 10, 2006

                            BASELINE OIL & GAS CORP.
                    (Formerly COLLEGE OAK INVESTMENTS, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  December 31,                 December 31,
                                                                      2005                         2004
                                                                  ------------                 ------------
ASSETS
  Cash                                                            $    206,489                 $        --
                                                                  ------------                 -----------
     Total current assets                                              206,489                          --

     Deferred debt issuance costs, net of amortization of
     $29,649 and $0, respectively                                      326,139                          --

     Investment in joint venture-deposit                             1,750,000                          --
                                                                  ------------                 -----------
     Total assets                                                 $  2,282,628                 $        --
                                                                  ============                 ===========

LIABILITIES & STOCKHOLDERS'
  EQUITY/(DEFICIT)

  Accounts payable                                                $     98,726                 $    76,463
  Accrued liabilities                                                   56,492                          --
  Short term debt and current long term
    debt, net of discount                                              298,384                          --
                                                                  ------------                 -----------
     Total current liabilities                                         453,602                      76,463

  Long term debt, net of discount                                      809,333                      15,844
                                                                  ------------                 -----------

     Total liabilities                                               1,262,935                      92,307

  Commitments and contingencies                                             --                          --

STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                                             --                          --

  Common stock, $.001 par value,
    140,000,000 shares authorized,
    20,270,000 and 200,000 shares issued
    and outstanding, respectively                                       20,270                         200

  Additional paid-in-capital                                        18,791,179                        (200)

  Deficit accumulated in the development Stage                     (17,791,756)                    (92,307)
                                                                  ------------                 -----------

     Total stockholders'equity/(deficit)                             1,019,693                     (92,307)
                                                                  ------------                 -----------

     Total liabilities & stockholders' equity /(deficit)          $  2,282,628                 $        --
                                                                  ============                 ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                    (Formerly COLLEGE OAK INVESTMENTS, INC.)
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
     Year Ended December 31, 2005 and Periods from June 29, 2004 (Inception)
                       Through December 31, 2005 and 2004

                                                                 June 29, 2004          June 29, 2004
                                                              (Inception) Through    (Inception) Through
                                              Year Ended
                                          December 31, 2005    December 31, 2004      December 31, 2005
                                          --------------------------------------------------------------

Selling, general and
  administrative expenses                 $    835,258        $      89,809         $       925,067

Share based compensation                    16,499,670                   --              16,499,670

Interest expense                               362,916                  844                 363,760
Other expense                                    1,605                1,654                   3,259
                                          ------------        -------------         ---------------

    Total expenses                          17,699,449               92,307              17,791,756
                                          ------------        -------------         ---------------

    Net loss                              $(17,699,449)       $     (92,307)        $   (17,791,756)
                                          ============        =============         ===============

Basic and diluted net loss
  per common share                        $      (1.20)       $      (0.46)
                                          ============        =============

Weighted average common
  shares outstanding                        14,777,299              200,000

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                    (Formerly COLLEGE OAK INVESTMENTS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
   Year Ended December 31, 2005 and the Periods from June 29, 2004 (Inception)
                       Through December 31, 2005 and 2004


                                                                               June 29, 2004        June 29, 2004
                                                           Year Ended       (Inception) Through  (Inception) Through
                                                       December 31, 2005     December 31, 2004    December 31, 2005
                                                      --------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $ (17,699,449)        $    (92,307)        $ (17,791,756)
Adjustments to reconcile net loss to
 cash used in operating activities:
 Share based compensation                                16,499,670                   --            16,499,670
 Amortization of debt discount                              305,825                   --               305,825
 Amortization of debt issuance costs                         29,649                   --                29,649

Changes in:
 Accounts payable and accrued liabilities                    79,204               77,307               156,511
                                                      -------------         ------------         -------------

NET CASH USED IN OPERATING ACTIVITIES                      (785,101)             (15,000)             (800,101)
                                                      -------------         ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in joint venture-deposit                     (1,750,000)                  --            (1,750,000)
                                                      -------------         ------------         -------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES              (1,750,000)                  --            (1,750,000)
                                                      -------------         ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable                                      --               15,000                15,000
 Proceeds from sale of common stock                          16,590                   --                16,590
 Proceeds from convertible notes                          2,725,000                   --             2,725,000
                                                      -------------         ------------         -------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                              2,741,590               15,000             2,756,590
                                                      -------------         ------------         -------------

NET CHANGE IN CASH                                          206,489                   --               206,489
  Cash balance, beginning of period                              --                   --                     -
                                                      -------------         ------------         -------------
  Cash balance, end of period                         $     206,489         $         --         $     206,489
                                                      =============         ============         =============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                              $          --         $         --         $          --
  Cash paid for income taxes                          $          --         $         --         $          --

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                    (Formerly COLLEGE OAK INVESTMENTS, INC.)
                          (A Development Stage Company)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/ (DEFICIT)
   Year Ended December 31, 2005 and the Period from June 29, 2004 (Inception)
                           Through December 31, 2004

                                                                                           Deficit Accumulated
                                                 Common                      Paid In       During Development
                                        Shares             Stock             Capital              Stage               Totals
                                        ------             -----             -------              -----               ------
Balances at June 29, 2004                     --       $         --       $         --        $         --        $         --

Shares issued to founders at
inception for $0.00 per share            200,000                200               (200)                 --                  --

Net loss                                                                                           (92,307)            (92,307)
                                    ------------       ------------       ------------        ------------        ------------
Balances at December 31, 2004            200,000                200               (200)            (92,307)            (92,307)

Proceeds from issuance of
common stock                          17,006,000             17,006                 --                  --              17,006

Debt discount related to
shares issued with
convertible notes                        950,000                950                 --                  --                 950

Shares issued for cash in
connection with merger                 2,114,000              2,114             (3,480)                 --              (1,366)


Stock based compensation                      --                 --         16,499,670                  --          16,499,670

Debt discount                                 --                 --          1,939,401                  --           1,939,401

Debt issuance costs                           --                 --            355,788                  --             355,788

Net loss                                      --                 --                 --         (17,699,449)        (17,699,449)
                                    ------------       ------------       ------------        ------------        ------------
Balances at December 31, 2005         20,270,000       $     20,270       $ 18,791,179        $(17,791,756)       $  1,019,693
                                    ============       ============       ============        ============        ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization

Baseline Oil & Gas Corp. (formerly known as College Oak Investments, Inc., "Baseline") is an independent exploration and production company, with operations presently focused in the Illinois Basin New Albany Shale play. Pursuant to a definitive purchase agreement and subject to the satisfaction of certain terms and conditions, Baseline anticipates acquiring significant oil and natural gas assets from Rex Energy Operating Corp. and its affiliates. Such assets consist of operated and non-operated working interests in leases located in Illinois, Indiana, Pennsylvania, West Virginia, New York, Texas and New Mexico, and approximately 1,400 gross producing oil and natural gas wells.

Use of estimates

The preparation of these financial statements is in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase.

Properties and Equipment

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized.

Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysic, and engineering data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future. If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense. Its costs can, however, continue to be capitalized if a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well's economic and operating feasibility.

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.

Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved developed and proved reserves, respectively. The costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the Company's experience of successful drilling.

Loss per share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement No.128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of dilutive common stock equivalents.

Stock compensation

Baseline adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation FAS No. 123 and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Baseline accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Baseline granted 13,675,000 options to purchase common stock to employees during the fiscal year ended December 31, 2005. All options are currently vested, have a weighted average exercise price of $0.07 per share and expire 5 years from the date of grant. Baseline recorded compensation expense of $10,080,000 under the intrinsic value method during the fiscal year ended December 31, 2005.

The following table illustrates the effect on net loss and net loss per share if Baseline had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

-------------------------------------------------------------------------------
                                                                Twelve Months
                                                                    Ended
                                                              December 31, 2005
-------------------------------------------------------------------------------
Net loss as reported                                            $(17,699,449)

Add: stock based compensation determined under
intrinsic value based method                                      10,080,000

Less: stock based compensation determined under
fair value based method                                          (10,874,173)

Pro forma net loss                                              $(18,493,622)
                                                                ============
Basic and diluted net loss per common share:

As reported                                                     $      (1.20)
                                                                ============
Pro forma                                                       $      (1.25)
                                                                ============
-------------------------------------------------------------------------------


The weighted average fair value of the stock options granted during 2005 was $0.77. Variables used in the Black-Scholes option-pricing model include (1) a range of 3.9% - 4.41% for the risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility was 274% - 672%%, and (4) zero expected dividends.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized at the date of grant in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective at the beginning of the first interim or annual period beginning after December 15, 2005. The Company is currently analyzing impacts of the requirement of the adoption of SFAS No 123 (R).

NOTE 2 - COASTAL MERGER TRANSACTION

On April 6, 2005 (the effective date), Baseline acquired Coastal Energy Services, Inc. ("Coastal") in exchange for 17,206,000 shares of Baseline common stock. Coastal was merged with and into Baseline with Baseline continuing as the surviving entity.

The share issuance resulted in the Coastal shareholders controlling approximately 89% of Baseline's issued and outstanding shares of common stock. Consequently, the transaction has been accounted for as a reverse merger with Coastal being deemed the accounting acquirer. Since the transaction involved the merger of a private company (Coastal) into a public shell company (Baseline), it is considered to be a capital transaction rather than a purchase business combination. For financial accounting and reporting purposes, the historical financial statements of Baseline prior to the effective date have been restated to be those of Coastal.

NOTE 3 - CONVERTIBLE NOTES

Upon the effective date of the Coastal merger, Baseline assumed the obligations with respect to $350,000 of convertible promissory notes. The notes are convertible at any time into shares of Baseline's common stock at an effective conversion rate of $0.21 per share, accrue interest at the rate of 10% per annum and mature in twelve months from the date of issuance. Based on the effective conversion rate of $0.21, Baseline has recognized a beneficial conversion feature on the notes of $231,401 which was recorded as a debt discount. The discount is being amortized over the life of the Notes. As of December 31, 2005, $163,492 of the discount had been amortized.

During November of 2005, Baseline sold $2,375,000 in aggregate of its units. Each Unit consisted of (i) a $50,000 principal amount in an 18 month 10% convertible promissory note, and (ii) such number of shares of common stock equal to the quotient of (1) the aggregate principal amount of each Note purchased, multiplied by 20% and (2) $0.50. The notes are convertible at any time at a conversion price of $0.50 per share. Interest is payable in cash or shares (at the conversion price) at the option of the holder. Purchasers of the Units received in the aggregate 950,000 Shares and, upon conversion of the Notes, will receive an additional 5,462,500 Shares (assuming that the holders elect to receive shares of common stock in lieu of cash interest through maturity). Baseline recorded a debt discount in connection with the initial issuance 950,000 shares of $680,500 given the stock prices of $0.71 and $0.75 on the dates of issuance. Based on the effective conversion rate of $0.50, Baseline recognized a beneficial conversion feature of $1,027,500 as a debt discount on the additional 4,750,000 shares to be issued upon conversion of the principal amount of the note. The discount is being amortized over the life of the Notes. As of December 31, 2005, $142,333 of the discount had been amortized.

In connection with the note issuance, Baseline granted to Gilford Securities, the placement agent, a five year warrant to purchase 475,000 shares of Common Stock at an exercise of $0.50 per share.

Baseline evaluated the application of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" for the 10% convertible promissory notes and the warrants issued in connection with the note issuance. Based on the guidance of SFAS No. 133 and EITF 00-19, Baseline concluded that these instruments were not required to be accounted for as derivatives.

NOTE 4 - ISSUANCE OF COMMON STOCK

On March 28, 2005, Coastal issued 17,006,000 shares as follows:

      o 100,000 shares of common stock for services valued at $35,000 and is included in share based compensation; and

      o 16,906,000 shares of common stock valued at $5,917,100 for cash proceeds of $16,590. The $5,900,194 of value in excess of the cash proceeds received has been charged to expense as share based compensation;

The value of the shares issued was determined by reference to the closing price of Baseline's stock on the date of issuance.

NOTE 5 - STOCK OPTION GRANTS

On April 1, 2005, Coastal granted a stock option to a non-employee consultant to purchase up to 500,000 shares of common stock at an exercise price of $0.30 per share. The option shall terminate no later than March 31, 2010 and may be exercised in whole or in part, at any time from and after October 1, 2005. The fair value of the option was $150,000 and has been fully expensed as share based compensation. As of the effective date of the merger, the shares available in connection with the option converted into an equal number of Baseline shares.

On April 29, 2005, Baseline granted stock options to seven persons, five of which are company directors and/or officers and two of which are non-employees, to acquire up to 12,950,000 shares of Baseline's common stock. The options are immediately exercisable at $0.05 per share and will expire on April 28, 2010. The options were granted as an inducement to retain management and for services rendered to Baseline. The intrinsic value of the options granted to the employees was $10,080,000 and has been expensed as share based compensation. The fair value of the options granted to the non-employees was $297,500 and has been expensed as share based compensation.

Mr. Alan Gaines ("Gaines") and Mr. Barrie Damson ("Damson"), two of the seven persons mentioned above, have options which are cancelable under certain conditions. Specifically, the agreement with Rex Energy Operating Corp. (see
Note 7) provides that each of Damson and Gaines, who presently each beneficially owns 5,894,250 shares of our outstanding Common Stock and options to acquire an additional 6,000,000 shares of Common Stock, will, upon the earlier to occur of
(i) the Closing Date or, (ii) if the Closing shall not have occurred as a result of the Baseline's breach of a material provision of the Purchase Agreement, June 30, 2006, cancel such number of shares underlying their respective stock options, such that on such date, each of Messrs. Gaines and Damson shall beneficially own no more than 9.99% of the Company's outstanding shares of Common Stock on a fully-diluted basis.

On December 20, 2005, Baseline issued to six Rex Management designees as described in stock options, exercisable for up to an aggregate of 50,000 shares of common stock at an exercise price of $1.00 per share. The options are fully vested, immediately exercisable and will expire on December 20, 2008.

On December 27, 2005, Baseline issued to Mr. Richard Cohen, CFO, a stock option, exercisable for up to 175,000 shares of common stock at an exercise price of $0.94 per share. The option is fully vested, immediately exercisable and will expire on December 26, 2010.

During 2005, Baseline' s Board of Directors granted the following stock options, all of which are immediately exercisable:

The following table summarizes stock option activity:

                                                                        Weighted
                                                                        Average
                                                           Options       Price
                                                         ----------     --------

Outstanding as of January 1, 2004                                --     $     --
Granted during 2004                                              --           --
Cancelled or Expired                                             --           --
Exercised                                                        --           --

Outstanding as of December 31, 2004                              --     $     --

Granted during 2005                                      14,150,000     $   0.09
Cancelled or Expired                                             --           --
Exercised                                                        --           --
                                                         ----------     --------

Outstanding as of December 31, 2005                      14,150,000     $   0.09
                                                         ----------     --------


Options outstanding and exercisable at December 31, 2005:

                                                                   Exercisable
                                  Number     Remaining               Number
      Exercise Price            of Shares      life                 of Shares
      --------------           ----------    ---------             ----------
         $ 0.05                12,950,000    4.2 years             12,950,000
         $ 0.30                   500,000    4.2 years                500,000
         $ 0.50                   475,000    4.7 years                475,000
         $ 0.94                   175,000    4.8 years                175,000
         $ 1.00                    50,000    2.8 years                 50,000
                               ----------                          ----------
                               14,150,000                          14,150,000
                               ----------                          ----------

NOTE 6 - INVESTMENT IN JOINT VENTURE

On November 25, 2005, Baseline entered into a joint venture with Rex Energy Operating Corp. ("Rex Energy"), a privately held company, for the purpose of acquiring a working interest in certain leasehold interests located in the Illinois Basin, Indiana. The joint venture will be conducted through New Albany-Indiana, LLC, ("New Albany") a Delaware limited liability company. Pursuant to a Limited Liability Company Agreement, Baseline has a 50% economic/voting interest in New Albany and Rex Energy and its affiliates has a 50% economic/voting interest in New Albany. Rex Energy Wabash, LLC, an affiliate of Rex, is the Managing Member of New Albany and will manage the day to day operations of New Albany.

On November 15, 2005, New Albany entered into a Purchase and Sale Agreement with Aurora Energy Ltd ("Aurora"), pursuant to which New Albany has agreed to purchase from Aurora an undivided 48.75% working interest (40.7% net revenue interest) in (i) certain oil, gas and mineral leases covering acreage in several counties in Indiana and (ii) all of Aurora's rights under a certain Farmout and Participation Agreement with a third party ("Farmout Agreement"). In addition, at the closing of the transaction, New Albany would be granted an option from Aurora, exercisable by New Albany for a period of eighteen (18) months thereafter, to acquire a fifty percent (50%) working interest in any and all acreage leased or acquired by Aurora or its affiliates within certain other counties located in Indiana, at a fixed price per acre. This transaction closed on February 1, 2006 (see Note 7). Baseline deposited $1,750,000 representing Baseline's 50% share of the deposit made by New Albany in connection with the Aurora Purchase and Sale Agreement.

NOTE 7 - SUBSEQUENT EVENTS

On January 16, 2006, Baseline entered into a Purchase Agreement to purchase the following assets (i) all of the assets of Douglas O&G, Midland, Douglas Westmoreland, Penntex Resources and Rex Wabash, together with 100% of the outstanding capital stock of Rex Energy and Penntex Resources Illinois, Inc. (which hold operated and non-operated working interests in oil and gas leases located in Illinois, Indiana, Pennsylvania, West Virginia, Texas, New Mexico and New York, and approximately 1,387 gross producing oil and natural gas wells);
(ii) the 50% membership interest in New Albany that we do not already own, together with all rights of New Albany in that certain purchase agreement, dated as of November 15, 2005, by and between New Albany and Aurora Energy, Ltd.; and
(iii) all of the assets of Rex Royalties consisting of royalty interests in producing natural gas wells located in Pennsylvania, Virginia and Kentucky.

The closing of the purchase is scheduled to occur on or before May 1, 2006. The purchase price which Baseline has agreed to pay on the Closing Date for the Acquired Assets (other than the New Albany Membership Interest) is $73,169,999 in cash, subject to certain adjustments. The purchase price we have agreed to pay on the Closing Date for the New Albany Membership Interest is such number of newly-issued shares of our common stock, equal to the quotient of (x) Sellers' total capital contributions to New Albany from inception through the Closing Date divided by (y) $1.10.

Concurrently with the execution of the Purchase Agreement, we entered into a Stock Agreement with certain individuals designated by Rex Energy, pursuant to which we issued a total of 12,069,250 shares of our Common Stock. The issuance of such shares is subject to our right of first refusal to repurchase all such shares at a price $1.00 below any bona-fide purchase offer for such shares made by a third party. Similarly, in the event that we do not purchase the Acquired Assets then all shares delivered to such Management Designees shall be immediately subject to a three (3) year "lock-up" period.

On February 1, 2006, Baseline completed a private placement of $9,000,000 by selling an aggregate of 8,181,819 shares of newly-issued Common Stock at $1.10 per share. As part of the transaction, Baseline issued three 3-year warrants to the placement agents to purchase an aggregate of 259,090 shares of Common Stock at an exercise price of $1.32 per share.

From the proceeds, Baseline funded its 50% share of the remaining purchase price on New Albany, put aside funds necessary (approximately $2.25 million) to drill an initial 10 well pilot program, and retained the rest for working capital purposes.

On February 1, 2006, New Albany, a Delaware limited liability company, of which Baseline owns 50% of the membership interests, completed its acquisition of certain oil and gas leases and other rights from Aurora, pursuant to a certain purchase agreement, dated as of November 15, 2005 (see above). The total purchase price under the Aurora Purchase Agreement and the grant of the Aurora Option was $10,500,000 of which $3,500,000 had already been paid and the balance of $7,000,000 was paid to Aurora on February 1, 2006.

On February 28, 2006, New Albany, a Delaware limited liability company of which Baseline owns a 50% membership interest, acquired an undivided 45% working interest (37.125% net revenue interest) in certain oil, gas and mineral leases covering approximately 21,000 acres of prospective New Albany Shale acreage in Knox and Sullivan Counties, Indiana. New Albany acquired its 45% working interest from Source Rock Resources, Inc., for a total consideration of $735,000 (of which Baseline paid half).

                      DOUGLAS OIL & GAS LIMITED PARTNERSHIP

                                TABLE OF CONTENTS
                                -----------------

                                                                     PAGE NUMBER
                                                                     -----------

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                                   F-14

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                              F-15

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-16

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY                              F-17

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-19-40

             Report of Independent Registered Public Accounting Firm

To the Partners of
Douglas Oil & Gas Limited Partnership
State College, Pennsylvania

We have audited the accompanying consolidated balance sheets of Douglas Oil & Gas Limited Partnership as of December 31, 2005 and 2004 and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Douglas Oil & Gas Limited Partnership as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Malin, Bergquist & Company, LLP

Pittsburgh, Pennsylvania
March 13, 2006

                      DOUGLAS OIL & GAS LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        December 31,
                                                                                        -------------------------------------------
                                                                                               2005                     2004
                                                                                        -------------------      ------------------
                                                               ASSETS
CURRENT ASSETS
  Cash                                                                                  $           835,393       $         768,392
  Production Receivable - Net of Allowance for Doubtful
  Accounts of $2,347 and $36,457 for 2005 and 2004                                                2,508,551               1,568,340
  Joint Interest Billing Receivables                                                                151,009                 299,659
  Related Party Receivable                                                                           94,135                   7,764
  Prepaid Expenses                                                                                   43,009                 102,116
                                                                                        -------------------      ------------------
    TOTAL CURRENT ASSETS                                                                          3,632,097               2,746,271

OIL AND GAS PROPERTY AND EQUIPMENT
  Undeveloped Properties                                                                          1,013,645               2,155,807
  Wells In Progress                                                                                 363,861                 502,042
  Proved Developed Oil and Natural Gas Properties                                                16,352,442              14,426,831
  Pipelines                                                                                       1,622,708               1,601,492
  Transportation Vehicles and Other Equipment                                                       727,411                 555,663
                                                                                        -------------------      ------------------
    Total Oil and Gas Property and Equipment                                                     20,080,067              19,241,835
 Less: Accumulated Depreciation, Depletion, and Amortization                                     (5,787,321)             (5,002,719)
                                                                                        -------------------      ------------------
      NET OIL AND GAS PROPERTY AND EQUIPMENT                                                     14,292,746              14,239,116

OTHER ASSETS
  Investments in Related Parties                                                                     10,212                 162,712
  Deposits and Other Assets                                                                          20,400                 100,176
  Loan Costs - Net of Accumulated Amortization                                                       57,057                  76,804
                                                                                        -------------------      ------------------
    TOTAL OTHER ASSETS                                                                               87,669                 339,692
                                                                                        -------------------      ------------------
    TOTAL ASSETS                                                                        $        18,012,512       $      17,325,079
                                                                                        ===================       =================

                                                  LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
  Line of Credit                                                                        $         3,292,755       $       2,947,754
  Accounts Payable                                                                                  242,288               1,458,192
  Production Payable                                                                              2,085,951                 932,641
  Other Payables                                                                                     53,254                       0
  Drilling Advances                                                                                  75,060                 480,689
  Accrued Expenses                                                                                  142,743                 133,158
  Accrued Distributions                                                                             127,979                       0
  Related Party Payable                                                                             456,838                  68,204
                                                                                        -------------------      ------------------
    TOTAL CURRENT LIABILITIES                                                                     6,476,868               6,020,638

OTHER LIABILITIES
  Term Loan - Norguard                                                                            3,000,000               3,000,000
  Discount on Term Loan - Norguard - Net of Amortization                                           (165,746)               (294,380)
  Participation Liability                                                                           740,000                 425,000
  Note Payable - Rex Energy II Limited Partnership                                                        0                 800,000
  Asset Retirement Obligation                                                                       330,532                 302,758
  Other Deposits                                                                                    325,036                 325,036
  Vehicle Loans                                                                                      81,474                       0
  Financial Instrument Payable                                                                      143,385                  28,000
                                                                                        -------------------      ------------------
    TOTAL OTHER LIABILITIES                                                                       4,454,681               4,586,414
                                                                                        -------------------      ------------------

    TOTAL LIABILITIES                                                                            10,931,549              10,607,052

CUMULATIVE NON-CONTROLLING OR MINORITY
  INTEREST IN SUBSIDIARIES                                                                          399,993                 574,058

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' EQUITY                                                                                  6,680,970               6,143,969
                                                                                        -------------------      ------------------
    TOTAL LIABILITIES, NON-CONTROLLING
    OR MINORITY INTERESTS AND PARTNERS' EQUITY                                          $        18,012,512       $      17,325,079
                                                                                        ===================       =================

See accompanying notes.

                      DOUGLAS OIL & GAS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                           December 31,
                                                   ---------------------------
                                                       2005            2004
                                                   -----------     -----------
OPERATING REVENUE
  Oil and Natural Gas Sales                        $ 6,961,030     $ 3,783,467
  Pipeline Revenue                                     106,761         137,594
  Realized Loss on Hedges                             (296,535)       (250,486)
  Unrealized Loss on Hedges                           (115,385)        (28,000)
  Well Service Charges and Other Fees                  646,067         559,818
                                                   -----------     -----------
    TOTAL OPERATING REVENUE                          7,301,938       4,202,393

OPERATING EXPENSES
  Operating Expenses                                 1,329,990       1,199,850
  Pipeline                                               4,703         123,673
  Gas Contract Purchases                               402,317         177,515
  General and Administrative                         1,105,982       1,751,544
  Accretion Expense                                     15,282          31,037
  Impairment Charge on Oil and Gas Properties          107,119               0
  Thomas Ranch Expenses (Note 13)                            0       3,024,267
  Depreciation, Depletion, and Amortization          1,092,288         736,794
                                                   -----------     -----------
    TOTAL OPERATING EXPENSES                         4,057,681       7,044,680
                                                   -----------     -----------

    INCOME (LOSS) FROM OPERATIONS                    3,244,257      (2,842,287)

OTHER INCOME (EXPENSE)
  Interest Income                                       48,921           5,972
  Interest Expense                                  (1,343,298)       (542,366)
  Gain (Loss) on Sale of Oil and Gas Properties       (186,983)         41,667
  Other Income                                         206,990           9,714
                                                   -----------     -----------
    TOTAL OTHER EXPENSE                             (1,274,370)       (485,013)
                                                   -----------     -----------
    TOTAL INCOME (LOSS) BEFORE
    MINORITY INTEREST                                1,969,887      (3,327,300)

NON-CONTROLLING OR MINORITY INTEREST
 IN CONSOLIDATED SUBSIDIARIES                          132,832         120,247
                                                   -----------     -----------
    NET INCOME (LOSS)                              $ 1,837,055     $(3,447,547)
                                                   ===========     ===========

See accompanying notes.

                      DOUGLAS OIL & GAS LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                     Partners'
                                                                      Equity
                                                                   ------------
BALANCE - January 1, 2004                                          $ 10,470,190

DISTRIBUTIONS TO PARTNERS                                              (878,674)

NET LOSS                                                             (3,447,547)
                                                                   ------------
   BALANCE - December 31, 2004                                        6,143,969

DISTRIBUTIONS TO PARTNERS                                            (1,300,054)

NET INCOME                                                            1,837,055
                                                                   ------------
   BALANCE - December 31, 2005                                     $  6,680,970
                                                                   ============

See accompanying notes.

                      DOUGLAS OIL & GAS LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Years Ended
                                                                                                 December 31,
                                                                                     ---------------------------------
                                                                                         2005                  2004
                                                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                                                   $ 1,837,055           $(3,447,547)
 Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by Operating Activities
   Minority Interest in Subsidiary Income                                                132,832               120,247
   Depreciation, Depletion, and Amortization                                           1,092,288               736,794
   Unrealized Loss on Hedges                                                             115,385                28,000
   Gain on Investment in Affiliate                                                             0               (29,245)
   Impairment of Oil and Gas Properties                                                  107,119                     0
   Accretion Expense on Asset Retirement Obligation                                       15,282                31,037
   Amortization of Discount on Long-Term Debt                                            443,634               130,620
   Thomas Ranch Expenses and Impairments                                                       0             3,024,267
   (Gain) Loss on Sale of Oil and Gas Properties                                         186,983               (41,667)
   (Increase) Decrease in
    Accounts Receivable                                                                 (901,407)             (351,911)
    Change in Related Party Receivables and Payables                                     302,263                   945
    Prepaid Expenses                                                                      59,107               (85,920)
   Increase (Decrease) in
    Accounts Payable                                                                  (1,215,904)              980,693
    Production Payable                                                                 1,153,310               768,003
    Accrued Distributions                                                                127,979                     0
    Accrued Expenses                                                                       9,585                10,945
                                                                                     -----------           -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                       3,465,511             1,875,261

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Oil and Gas Properties and Prospect Sales                                550,000               366,945
  Investments in Affiliates                                                              140,000              (140,000)
  Distributions Received from Investments                                                 12,500                 6,533
  Deposits and Other Assets                                                               79,776              (100,000)
  Drilling Advances                                                                     (405,629)              182,763
  Wells In Progress                                                                      138,181               197,227
  Purchases of Property and Equipment                                                 (2,090,841)           (6,750,498)
                                                                                     -----------           -----------
       NET CASH USED IN INVESTING ACTIVITIES                                          (1,576,013)           (6,237,030)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Long-Term Debts                                                          470,069             6,747,754
  Repayments of Long-Term Debts                                                         (813,594)           (1,725,285)
  Restricted Cash                                                                              0               746,750
  Payments of Financing Costs                                                                  0              (102,628)
  Capital Contributions from Non-Controlling or Minority Interest Holders                 10,081                40,000
  Distributions to Non-Controlling or Minority Interest Holders                         (316,978)             (120,481)
  Distributions to Partners                                                           (1,172,075)             (878,674)
                                                                                     -----------           -----------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (1,822,497)            4,707,436
                                                                                     -----------           -----------
       NET INCREASE IN CASH                                                               67,001               345,667
CASH - BEGINNING                                                                         768,392               422,725

          CASH - ENDING                                                              $   835,393           $   768,392
                                                                                     ===========           ===========
SUPPLEMENTAL DISCLOSURES
  Interest Paid                                                                      $   881,661           $   360,876
                                                                                     ===========           ===========
  Non-Cash Activities
  Accrued Distributions                                                              $   127,979           $         0
                                                                                     ===========           ===========
  Contributions of Capital Assets at Formation by Minority Interest Holders          $         0           $   509,219
                                                                                     ===========           ===========

See accompanying notes.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The December 31, 2005 and 2004 consolidated financial statements include Douglas Oil & Gas Limited Partnership, a Delaware limited partnership ("Douglas Oil & Gas"), Douglas Westmoreland Limited Partnership, a Delaware limited partnership ("Douglas Westmoreland"), and Midland Exploration Limited Partnership, a Delaware limited partnership ("Midland"), which are collectively referred to as the "Company." Douglas Oil & Gas is the general partner of Midland and has an 18.42 percent interest in its revenue, expense, and equity. Douglas Oil & Gas controls Douglas Westmoreland and Midland and has consolidated Douglas Westmoreland and Midland accounts in these financial statements. EITF 04-5 - Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, was consulted when evaluating control by Douglas Oil & Gas. All material intercompany balances and transactions have been eliminated.

Description of Businesses

      Douglas Oil & Gas engages in the exploration, development, and production of oil and natural gas reserves in participation with other investors or limited partners. Douglas Oil & Gas operates approximately 165 wells located in the Appalachian Basin, primarily in Western Pennsylvania and owns or operates 89 wells located in Westmoreland County, 17 wells in New Mexico, and 6 wells in Texas. Douglas Oil & Gas receives fees from other working interest owners for drilling and operating these wells. Additionally, Douglas Oil & Gas has an ownership interest in approximately 230 wells, which it does not operate, but receives revenue to the extent of its revenue interest in these wells.

      Douglas Oil & Gas prepares bypass pipeline feasibility studies to support negotiations of transportation rates with local distribution companies and acquiring pipeline right-of-ways on behalf of the industrial end-users.

      Douglas Westmoreland engages in the exploration, acquisition, management, leasing, development, and extraction of natural gas from underground reservoirs. Douglas Westmoreland operates and has a 100.0 percent working interest in approximately 89 natural gas wells located in Westmoreland County, Pennsylvania.

      The purpose of Midland is to evaluate, generate, and/or acquire oil and natural gas prospects or producing properties in various locations throughout the Permian Basin in the states of Texas and New Mexico. Douglas Oil & Gas is an
18.42 percent general partner of Midland.

Revenue Recognition

      Natural gas and oil revenue is recognized when the oil and natural gas is delivered, a sales agreement exists, collection for amounts billed is reasonably assured, and the sales price is fixed or determinable. Transportation revenue is recognized as oil and natural gas is transported. Pipeline feasibility and other consulting service revenue are recognized as services are rendered. The Company uses the allowance method to account for uncollectible accounts receivable. At December 31, 2005 and 2004, management determined the allowance for uncollectible receivables to be $2,347 and $36,457, respectively.

Financial Instruments

      The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, long-term debt, a participation liability associated with a long-term debt, and commodity collars.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Income Taxes

      The Company is treated as a partnership for federal and state income tax purposes. Accordingly, income taxes are not reflected in the consolidated financial statements because the resulting profit or loss is included in the income tax returns of the individual partners.

Production Receivable

      Production receivables correspond to approximately two months of oil and natural gas revenue extracted and sold to buyers. The production receivable is valued at the invoiced amount and does not bear interest. We have assessed the financial strength of our customers and record bad debts as necessary.

Joint Interest Billing Receivable

      Joint interest billing receivables represent our billings to the non-operators associated with wells and are based on those owners' working interests in the wells.

Non-Controlling or Minority Interests

      Douglas Oil & Gas owns 99.0 percent of Douglas Westmoreland at December 31, 2005. The ownership in Douglas Westmoreland was 97.0 percent at December 31, 2004. The remaining 1.0 and 3.0 percent, respectively, is allocated to the Minority Interest Holders. The Minority Interest Holders' allocation of net assets and profits are reflected in the Consolidated Balance Sheets and Statements of Operations.

      Douglas Oil & Gas owns 18.42 percent of Midland at December 31, 2005 and 2004. The remaining 81.58 percent is allocated to the Non-Controlling Interest Holders. The Non-Controlling Interest Holders' allocation of net assets and profits are reflected in the Consolidated Balance Sheets and Statements of Operations.

      The balances of the Non-Controlling or Minority Interest holders are as follows as of December 31:

                                                     2005                2004
                                                   ---------          ---------
Beginning Balance                                  $ 574,058          $       0
Contributions                                         10,081            574,292
Distributions                                       (316,978)          (120,481)
Non-Controlling or Minority
 Share of Income                                     132,832            120,247
                                                   ---------          ---------
       Ending Balance                              $ 399,993          $ 574,058
                                                   =========          =========

Investments in Affiliate

      In 2004, the Douglas Oil & Gas formed Rex Energy Royalties Limited Partnership, and served as its general partner. Rex Energy Royalties Limited Partnership ("Rex Royalties") was formed to acquire royalty interests in producing natural gas wells. Douglas Oil & Gas owned a 10.0 percent interest in the partnership as of December 31, 2004. During 2005, this 10.0 interest was sold to Shaner & Hulburt Capital Partners Limited Partnership ("Shaner Hulburt Capital Partners") (a related party) for $140,000, which represents Douglas Oil & Gas's original capital investment in Rex Royalties. No gain or loss was recognized on the sale. Under the terms of the sale agreement, Douglas Oil & Gas will retain a 25.0 percent interest after the limited partners receive their initial capital contributions in the form of distributions, which is defined as the return date. Prior to selling the 10.0 percent interest to Shaner Hulburt Capital Partners, Douglas Oil & Gas would have retained a 50.0 percent interest after the return date. Douglas Oil & Gas accounted for its 10.0 percent interest under the equity method.

      Financial information for Rex Royalties is as follows for the Condensed Balance Sheets as of December 31, 2005 and Condensed Statement of Operations for the year ended December 31, 2005:

Total Current Assets                                                  $  418,128
                                                                      ==========
Total Assets                                                          $1,783,214
                                                                      ==========
Total Liabilities                                                     $  318,374
                                                                      ==========
Total Partners Equity                                                 $1,464,840
                                                                      ==========

Total Revenue                                                         $  767,525
Total Expenses                                                           131,861
                                                                      ----------
     Net Income                                                          635,664
                                                                      ==========

Hedging

      Douglas Westmoreland used commodity collars and Douglas Oil & Gas uses put and call options to manage price risks in connection with the sale of natural gas. The Company accounts for these contracts using Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The results of these hedging activities are reflected in the revenue section of the Consolidated statements of Operations.

      The Company has established the fair value of all derivative instruments using estimates determined by its counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, future prices, volatility, time to maturity, and credit risk. These values the Company reports in its consolidated financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

      SFAS No. 133 establishes accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts or agreements) be recorded at fair value and included in the Consolidated Balance Sheets as assets or liabilities. The accounting for changes in fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designed as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.

      For derivative instruments designated as fair value hedges (in accordance with SFAS No. 133), changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Hedge effectiveness is measured annually based on the relative changes in fair value between the derivative contract and the hedged item over time. However, the Company's evaluations are not documented, and as a result, the Company is recording changes on the derivative valuations through earnings.

Oil and Natural Gas Property, Depreciation and Depletion

      The Company accounts for its natural gas exploration and production activities under the successful efforts method of accounting.

      Proved developed natural gas property acquisition costs are capitalized when incurred. Unproved properties with individually significant acquisition costs are assessed quarterly on a property-by-property basis, and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved natural gas properties. Natural gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are expensed. Costs to develop proved reserves, including the costs of all development well and related equipment used in the production of natural gas are capitalized.

      Depreciation, depletion, and amortization of the cost of proved natural gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion or amortization is the proved developed reserves. Depreciation, depletion or amortization rates are updated annually to reflect: (1) the addition of capital costs, (2) reserve revisions and additions, (3) property acquisitions and/or property dispositions, and (4) impairment.

      The Company accounts for impairment under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. Management determined that properties in 2005 were impaired and recorded expense of $107,119 relating to the impairment.

Oil and Natural Gas Property Depreciation, Depletion, and Amortization
(Continued)

      Upon the sale or retirement of a proved natural gas property, or an entire interest in unproved leaseholds, the cost and related accumulated depreciation, depletion, and amortization are removed from the property accounts and the resulting gain or loss is recognized. For sales of a partial interest in unproved leaseholds for cash or cash equivalents, sales proceeds are first applied as a reduction of the original cost of the entire interest in the property and any remaining proceeds are recognized as a gain.

Accounting Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Among the more sensitive of the estimates involves determining the proved reserves from which depletion expense is calculated, calculating the plugging liability, and determining the future net cash flows from which asset impairment, if any, is ascertained.

Natural Gas and Oil Reserve Quantities

      The Company's estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell, and Associates, Inc. prepares a reserve and economic evaluation of all the Company's properties on a well-by-well basis.

      Reserves and their relation to estimated future net cash flows impact the Company's depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The Company prepares its reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firm described above adheres to the same guidelines when preparing their reserve reports. The accuracy of the Company's reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates.

      The Company's proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of natural gas eventually recovered.

Asset Retirement Obligation

      Effective January 1, 2004, the Company adopted SFAS No. 143, "Asset Retirement Obligation." This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition and development of the asset. SFAS No. 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For natural gas properties, this is the period in which the natural gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of our natural gas properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the natural gas well is sold, at which time the liability is reversed. The asset retirement obligation is estimated by discounting the future cash outflows using a credit adjusted risk-free rate of
10.0 percent.

                                                                          2005
                                                                        --------
Beginning Balance                                                       $302,758
Initial Asset Retirement Obligation Capitalized                            6,292
Asset Retirement Obligation Accretion Expense                             15,282
Net Additional Asset Retirement Obligation for New and Disposed Wells      6,200
                                                                        --------
       Total Asset Retirement Obligation                                $330,532
                                                                        ========

Loan Costs

      Loan costs consist of gross debt issuance costs that are presented net of accumulated amortization.

New Accounting Pronouncements

      On March 30, 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN No. 47 was effective for the Company at December 31, 2005 and was applied in developing its estimate of the asset retirement obligation.

      On April 4, 2005, the FASB issued FASB Staff Position (FSP) No. 19-1, "Accounting for Suspended Well Costs." This staff position amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and provides guidance about exploratory well costs to companies that use the successful efforts method of accounting. The position states that exploratory well costs should continue to be capitalized if: (1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and (2) sufficient progress is made in assessing the reserves and the well's economic and operating feasibility. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management's evaluation of capitalized exploratory well costs. In addition, the FSP requires annual disclosure of: (1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, (2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and (3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation. Application of this pronouncement did not have a significant impact on the Company's financial statements.

2. CONCENTRATION OF CREDIT RISKS

      At times during the year ended December 31, 2005, the Company's cash balance may have exceeded the Federal Deposit Insurance Corporation insured limit of $100,000. There were no losses incurred due to concentrations.

3. BUSINESS ACQUISITIONS

      On February 26, 2004, Douglas Westmoreland together with Rex Royalties entered into a purchase agreement with Standard Steel, LLC ("Standard") to acquire all of its rights, title, and interest in certain pipelines, oil and gas wells, leases, and gas purchase contracts located in Westmoreland County, Pennsylvania for a total purchase price of $4.0 million. Rex Royalties and Douglas Westmoreland have common individual partners. Douglas Westmoreland capitalized $2.5 million of the acquisition and Rex Royalties capitalized $1.5 million.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments." The Company has determined the estimated fair value amounts by using available market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

      The carrying value of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The Company estimates the fair value of our long-term, fixed-rate debt using primarily quoted market prices.

      The Company estimates the fair value of the participation liability associated with Norguard Insurance Company's term loan to be $740,000 as of December 31, 2005 as compared to $425,000 as of December 31, 2004.

5. COMMITMENTS AND CONTINGENCIES

      In accordance with the purchase agreement with Standard, Douglas Westmoreland was assigned the rights of various gas purchase contracts associated with nineteen natural gas wells. Under the terms of the contracts Douglas Westmoreland buys 100.0 percent of production at these wells from third parties at contracted, fixed prices. The prices it pays range from $1.10 per Mcf to 55.0 percent of the market, price plus a $0.10 per Mcf surcharge. There is no loss on these commitments. The Company has recorded the gross revenue and costs in the Consolidated Statements of Operations. Douglas Westmoreland sells the natural gas extracted from these contract wells to parties unrelated to these natural gas wells and contracts.

      Due to the nature of the natural gas business, the Company is exposed to possible environmental risks. The Company has implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. It conducts periodic reviews to identify changes in the environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any remediation effort. There were no significant environmental obligations probable or possible as of December 31, 2005.

      The Company manages its exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. The Company has not experienced any significant environmental liability, and is not aware of any potential environmental issues or claims as of December 31, 2005 and 2004.

      The Company, along with another operator, had a gas sales contract with another industrial end-user that extended through May 31, 2004. The contract required the delivery of gas to the extent of 50.0 percent of the buyer's requirements at its Meadville, Pennsylvania facility (up to a maximum of 3,800 Mmbtu's of gas per day) at prices determined based on the monthly settlement price of the New York Mercantile Exchange for natural gas futures. If the Company was unable to supply 3,800 Mmbtu's of gas per day, the Company would have been required to reimburse its customers for the difference between the contractual price and the cost to the customer of purchasing the gas elsewhere. No such payments were required under this contract. As of December 31, 2005, the Company also had in effect other gas sales contracts with remaining terms of one year or less to supply to its customers specified quantities of gas at agreed-upon prices on a best-efforts basis.

      In addition to the Asset Retirement Obligation as discussed in Note 1, the Company has withheld from distributions to certain other working interest owners amounts to be applied towards their share of those retirement costs. Such amounts totaling $325,036 are recorded as a liability.

6. LINE OF CREDIT

      On October 28, 2004, Douglas Oil & Gas executed a revolving line of credit agreement with Guaranty Bank. The maximum borrowing capacity of the line of credit is $4,100,000. As of December 31, 2004, the Company borrowed $2,947,754 against the line of credit. Proceeds on the borrowing were used to pay off previously existing debts. The line of credit matures on October 28, 2007. Accrued and unpaid interest on the aggregate outstanding line of credit balance is due monthly. The line of credit accrues monthly interest on the floating rate, which is defined at the Company's base rate plus 1.25 percent. The amount outstanding on the line of credit at December 31, 2005 is $3,292,755.

7. LONG -TERM DEBT

Note Payable - Rex Energy II Limited Partnership

      Rex Energy II Limited Partnership loaned Douglas Oil & Gas $800,000 in October 2004 in the form of a note payable. The note accrues interest at 6.0 percent. Douglas Oil & Gas used the proceeds to pay off pre-existing debts in conjunction with the refinancing discussed previously. Douglas Oil & Gas repaid the note in full in January 2005.

Term Loan - Norguard

      On March 22, 2004, Douglas Westmoreland entered into a loan agreement with Norguard Insurance Company (Norguard) for $2.5 million. In November 2004, in accordance with the term loan agreement, the loan was increased to $3.0 million. The debt proceeds were used solely to finance the acquisition of natural gas property in the transaction with Standard and for well and pipeline development. The term loan is collateralized by all of the natural gas property. The loan earns interest at a fixed-rate of 8.0 percent and matures on June 1, 2009. The loan also includes a 20.0 percent contingent interest component applied on excess cash flow. Monthly installments of interest only are payable until the maturity date. Contingent interest is due in quarterly installments.

      The contingent interest component assigned to the loan agreement with Norguard Insurance Company has been accounted for in accordance with AICPA Statement of Position 97-1, "Accounting by Participating Mortgage Loan Borrowers."

      At the inception of the loan in March 2004, the Company estimated the fair value of the contingent component (or participation liability) to be $425,000. At December 31, 2005, the fair value of the participation liability increased to $740,000, which represents an agreed upon amount owed to Norguard Insurance Company following a February 2006 subsequent event refinancing that paid off the original principal amount of $3.0 million (See Subsequent Events Note). The refinancing resulted in an acceleration of the amortization expense.

      For the year ended December 31, 2005 and 2004, Douglas Westmorland recognized a participation liability in accordance with SOP 97-1 related to the term loan with Norguard in an amount equal to the determined fair value. This participation liability is reflected in the liability section of the Consolidated Balance Sheets and is $740,000 and $425,000 as of December 31, 2005 and 2004, respectively.

Vehicle Loans

      The Company obtained $125,068 in loans to obtain 4 vehicles used in operations. The interest rates on the loans range from 6.24 percent to 8.49 percent. The loans mature in 2009 and 2010. The outstanding balance on these vehicles loans is $111,474 at December 31, 2005. The $30,000 current portion of these loans is included in other payables.

8. BENEFIT PLANS

      The W. Douglas Gouge and Company Profit-Sharing Plan covers substantially all employees who have attained the age of twenty-one. Participants can contribute up to the maximum percentage allowable not to exceed the limits of Internal Revenue Service Code Section 401(k). The Company's contributions to this plan are discretionary. Beginning July 1, 1999, the Company began matching the first 5.0 percent that each employee contributes to the plan. The Company's contributions were $46,166 for the year ended December 31, 2004. The plan was terminated in 2005.

9. HEDGING ACTIVITIES

      The Company's results of operations and operating cash flows are impacted by changes in market prices for natural gas. To mitigate a portion of the exposure to adverse market changes, the Company entered into natural gas hedges. As of December 31, 2005 and 2004, the Company's natural gas derivative instruments consisted of collars. These instruments allow us to predict with greater certainty the effective natural gas price to be received for our hedged production.

      Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.

      The Company incurred net payments of $296,535 and $250,486 under these collars during years ended December 31, 2005 and 2004, respectively.

      Open positions at December 31, 2005 consisted of:

                                                                       Fair
 Quantity                 Periods              Strike Price           Value
-----------         -------------------        ------------          --------
105,000 MCF         January - July 2006         5.90 - 6.70          $143,385
                                                                     ========

10. RELATED PARTY TRANSACTIONS

      Douglas Oil & Gas obtained a note payable from Rex Energy II Limited Partnership, a related party, during 2004. The note payable has been paid in full in January 2005.

      Douglas Oil & Gas pays a management fee to Rex Energy Operating Corp. The management fee expense for 2005 is $798,079. Rex Energy Operating Corp. pays certain administrative costs on behalf of the Company.

      Douglas Westmoreland has a production payable of $413,734 and $62,890 due to Rex Royalties as of December 31, 2005 and 2004, respectively.

      During 2004, Midland advanced Douglas Oil & Gas $182,923. This amount was repaid in 2005.

      During 2005, Midland advanced $40,000 to Rex Energy Limited Partnership and $10,000 to Rex Royalties.

      For each of the years ended December 31, 2005 and 2004, Midland paid a management fee of $24,000 for overhead, accounting, and professional services to Douglas Oil & Gas. Such amounts eliminate in consolidation.

11. MAJOR CUSTOMERS

      All of the natural gas extracted from Douglas Westmoreland's wells was sold to Dominion Exploration and Production, Inc. or Dominion Peoples, Inc. in 2005 and 2004.

12. PARTNERSHIP AGREEMENT

      All profits and losses of the Company are allocated to the partners in accordance with their percentage interests.

      The partners of Douglas Oil & Gas have agreed that allocations and distributions to the limited partners will be first to Rex Energy Limited Partnership then to Douglas Oil & Gas, Inc. based on the priority distribution amounts specified. Other distributions will be based on ownership interests. The Company paid $875,612 of priority distributions to Rex Energy Limited Partnership for both 2005 and 2004. Additional excess distributions were paid in 2005 to Rex Energy Limited Partnership and Douglas Oil & Gas, Inc. in the amount of $180,000 and $115,530, respectively.

13. DISPOSALS AND SALE OF OIL AND GAS PROPERTIES

      In November of 2003, the Thomas Ranch well in Grimes County, Texas ceased production due to a collapsed casing. Prior to the collapse, the well was producing approximately 400 MCF per day and the Company owned a 100.0 percent interest in the well. In December 2004, the Company attempted to restore the well to producing status through a workover that attempted to remove any blockage in the well, which proved unsuccessful. In January 2005, the Company attempted a second workover on the well, which was also unsuccessful. Total losses associated with the Thomas Ranch well, including the workover expenses, were $2,103,952. Also during 2004, additional losses of $622,786 were incurred due to the write-off of dry hole drilling expenses. These wells and leases were initially thought to be able to produce in economic quantities, but were later determined to be uneconomical. Lastly, in 2004, the Company elected to write-off $297,529 of its costs incurred to obtain 3-D seismic in connection with its Trenton/Black River project. After thorough analysis of the 3-D seismic data, the Company did not believe there to be sufficient drilling prospects on the Company's acreage position to continue this project. These losses totaled $3,024,267 during 2004 and are included in Consolidated Statement of Operations.

      In February 2005, the Company agreed to sell its remaining interest in the Trenton Black River Project for $550,000. This sale included the Company's interest in the wells and acreage. The Company recorded a loss on sale of these oil and gas properties of $186,983 in 2005.

14. COSTS INCURRED IN NATURAL GAS ACQUISITION AND DEVELOPMENT ACTIVITIES

      Costs incurred by the Company in natural gas property acquisitions and developments are presented below:

                                                          2005          2004
                                                       ----------     ----------
Oil and Natural Gas Property Acquisition Costs         $        0     $2,898,403
Development Costs                                       1,965,773      3,852,095
                                                       ----------     ----------
  Total                                                $1,965,773     $6,750,498
                                                       ==========     ==========

      Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire property. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells, and to provide facilities to extract, treat, and gather natural gas.

15. NATURAL GAS CAPITALIZED COSTS

      Aggregate capitalized costs for the Company related to natural gas production activities with applicable accumulated depreciation, depletion and amortization is presented below:

                                                      2005              2004
                                                  ------------     ------------
Proved Oil and Natural Gas Properties             $ 16,068,229     $ 14,155,110
Capitalized Asset Retirement Obligation Costs          284,213          271,721
Pipelines and Support Equipment                      2,350,119        2,157,155
Wells in Progress                                      363,861          502,042
Undeveloped Properties                               1,013,645        2,155,807
                                                  ------------     ------------
  Total                                             20,080,067       19,241,835
Less Accumulated Depreciation and Depletion         (5,787,321)      (5,002,719)
                                                                   ------------
  Total                                           $ 14,292,746     $ 14,239,116
                                                  ============     ============

16. RESULTS OF NATURAL GAS PRODUCING ACTIVITIES

      The results of operations for oil and natural gas producing activities (excluding overhead and interest costs) are presented below:

                                                                   2005                2004
                                                               -----------         -----------
Revenue
  Oil and Natural Gas Sales                                    $ 6,961,030         $ 3,783,467
  Pipeline Revenue                                                 106,761             137,594
  Realized Loss on Hedges                                         (296,535)           (250,486)
  Unrealized Loss on Hedges                                       (115,385)            (28,000)
                                                               -----------         -----------
    Net Sales                                                    6,655,871           3,642,575

Expenses
  Operating Expenses                                             1,329,990           1,199,850
  Pipeline Expenses                                                  4,703             123,673
  Gas Contract Purchases                                           402,317             177,515
  Thomas Ranch Expenses                                                  0           3,024,267
  Impairment Charges on Oil and Gas Properties                     107,119                   0
  Accretion Expense on Asset Retirement Obligation                  15,282              31,037
  Depreciation and Depletion                                     1,053,632             706,664
    Total Expenses                                               2,913,043           5,263,006
                                                               -----------         -----------
      Results of Operations for Oil and Natural Gas
      Producing Activities                                     $ 3,742,828         $(1,620,431)
                                                               ===========         ===========

      Production costs include those costs incurred to operate and maintain productive wells and related equipment, including such costs as labor, repairs, maintenance, materials, supplies, fuel consumed, insurance, and other production taxes. In addition, production costs include administrative expenses applicable to support equipment associated with these activities.

      Depreciation, depletion, and amortization expense includes those costs associated with capitalization acquisitions and development costs, but does not include the depreciation applicable to support equipment.

      There is no provision for income taxes because the Company is a nontaxable entity.

17. NATURAL GAS RESERVE QUANTITIES (UNAUDITED)

      Independent engineers, Netherland, Sewell, and Associates, Inc., have evaluated the Company's proved oil and natural gas reserves.

      The Company emphasizes that reserve estimates are inherently imprecise. The Company's oil and natural gas reserve estimates of wells were generally based upon extrapolation of historical production trends, analogy to similar properties, and volumetric calculations. Accordingly, these estimates are expected to change, and such change could be material and occur in the near term as future information becomes available.

      Proved oil and natural gas reserves represent the estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable accuracy will recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by natural gas and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

      Proved developed oil and natural gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the installed program has confirmed through production responses that increased recovery will be achieved.

      Presented below is a summary of changes in estimated reserves of the oil and natural gas wells at December 31, 2005. The reserves are proved developed.

                                                          Oil        Natural Gas
                                                         (bls)          (mcf)
                                                        -------      ----------
Proved Reserves - Beginning of Period                   110,735       8,869,918
Extensions, Discoveries, and Other Additions                  0          63,699
Revisions of Previous Estimates                          17,269       2,056,849
Production                                               (7,333)       (703,915)
                                                        -------      ----------
  Proved Reserves - End of Period                       120,671      10,286,551
                                                        =======      ==========

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

      Statement of Financial Accounting Standard No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to the estimated proven reserves. The Company has followed these guidelines, which are briefly discussed below.

      Future cash inflows and future production and development costs are determined by applying year-end prices and costs to estimate quantities of oil and natural gas to be produced. Actual future prices and costs may be materially higher or lower than the year-end prices and costs used. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. The resulting future net cash flows are reduced to present value amounts by applying a 10.0 percent annual discount factor.

      The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates reflect the valuation process.

      The following summary sets forth the Company's future net cash flows relating to proved oil and natural gas reserves based on the standardized measure prescribed by SFAS 69 at December 31, 2005:

Future Cash Inflows                                           (a) $ 112,643,400
Future Production Costs                                             (26,699,484)
Future Development Costs                                             (5,856,200)
                                                                  -------------
   Net Future Cash Inflows                                           80,087,716
Less: Effect of a 10.0% Discount Factor                             (42,686,016)
                                                                  -------------
      Standardized Measure of Discounted Future
      Net Cash Flows                                                 37,401,700
                                                                  =============

(a) Calculated using weighted average prices of $10.26 per mcf of natural gas and $58.82 per barrel of oil.

      The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

Standardized Measure - Beginning of Period                           22,340,189
Sales of Natural Gas Produced - Net of  Production Costs             (4,976,522)
Development Costs Incurred During the Period                          1,686,263
Changes in Prices                                                    12,853,123
Changes in Production Costs                                          (2,422,329)
Plus Extensions, Discoveries, and Other Additions                       245,939
Revisions of Previous Quantity Estimates                              8,097,350
Accretion of Discount                                                  (422,313)
                                                                   ------------
   Standardized Measure - End of Period                            $ 37,401,700
                                                                   ============

18. LITIGATION

      On April 17, 2004, Standard filed a Complaint in the United States District Court for the Western District of Pennsylvania against Buckeye Energy, Inc. ("Buckeye") seeking a declaratory judgment declaring the respective rights of Standard and Buckeye relating to three agreements regarding the sale of natural gas from wells of Buckeye which had been entered into in the early 1980s. The three contracts provide for a fixed price to be paid by Standard to Buckeye for natural gas produced from the subject wells. From inception of the contracts and continuing for over 20 years, Standard paid Buckeye (or Buckeye's predecessors to the contracts) a fixed price for gas which did not vary up or down with the market. In 2001, Buckeye and Standard had entered into amendments to the subject agreement, which added a fixed surcharge to the fixed price paid. In 2003, Buckeye contended for the first time that the price owed by Standard under the agreements varied with the market price for natural gas. Because the market price for natural gas had risen above the fixed price, Buckeye demanded over $300,000 for gas purchased since 2002 and stated it intended to charge a market price for the future. Standard asked the court to declare that only a fixed price was due for the gas. Buckeye amended its Amended Counterclaim to claim over $500,000 for gas sold since 2002 and seeking a declaratory judgment as to future prices. Buckeye also moved for the joinder of Douglas Westmoreland to the action because Standard had conveyed its rights to the gas contracts to Douglas Westmoreland in March 2004 (See Note 3).

      Standard did not object to the joinder motion and Douglas Westmoreland was added as a plaintiff in the action. On January 17, 2005, the parties met in mediation and reached a settlement on the material terms of the dispute. The parties agreed (i) that Standard would pay Buckeye $100,000, (ii) that the price Douglas Westmoreland would pay Buckeye for natural gas from the wells at issue in the future would be 50.0 percent of market price received by Douglas Westmoreland when it resold the gas (iii) that a $.10 per Mcf surcharge would be payable by Douglas Westmoreland, (iv) that Douglas Westmoreland would take and pay for up to 100,000 Mcf annually from one of the wells, and (v) that the gas that Buckeye would supply to Douglas Westmoreland would be of a merchantable quantity. The agreement reached at the settlement was not reduced to writing. On January 20, 2005, counsel for the plaintiffs, with the full authorization of Buckeye's counsel, informed the court that the parties had settled. On January 21, 2005, the court entered an order stating that the case had been settled and that the case would be administratively closed pending the filing of a notice of dismissal. On February 4, 2005, new counsel to Buckeye informed the plaintiff's counsel that a settlement did not exist and that Buckeye intended to proceed with the litigation. On February 11, 2005, Buckeye filed a motion to reopen the case. On February 25, 2005, Douglas Westmoreland and Standard filed a motion to enforce the oral settlement agreement entered into on January 17, 2005. On February 25, 2005, Buckeye filed a motion in opposition of enforcement of the settlement contending that it had not entered into a definitive oral settlement agreement at the mediation on January 17, 2005, and in the alternative, in the event the court determined that it had done so, any such agreement was required to be in writing. On July 27, 2005, the court held an evidentiary hearing on the motions. On September 29, 2005, the court issued an order finding that the parties entered into an oral settlement on January 17, 2005. On October 27, 2005, Buckeye appealed the order to the United States Court of Appeals for the Third Circuit. On December 16, 2005, the parties entered into a written settlement agreement that amended the oral settlement agreement to, among other things, provide that Douglas Westmoreland would pay Buckeye 55.0 percent of the gross price paid to the Douglas Westmoreland when it resells the gas. On January 11, 2006, the Court of Appeals for the Third Circuit dismissed Buckeye's appeal. There is no recorded liability related to this matter.

      On November 23, 2004, Dale Campbell ("Campbell") filed an Amended Complaint in the Court of Common Pleas of Westmoreland County, Pennsylvania against Douglas Westmoreland, Douglas Oil & Gas, and Standard, seeking a declaratory judgment that Douglas Westmoreland and Douglas Oil & Gas are required to pay him for natural gas produced at various wells at rates allegedly agreed to under a written agreement and oral agreement between the parties, and account for monies paid to Campbell during the duration of their contractual relationship.

      The well contracts, which are the subject of this lawsuit, were purchased by Douglas Westmoreland in the transaction with Standard (See Note 3). Douglas Westmoreland and Douglas Oil & Gas filed an Answer and New Matter on March 4, 2005, denying the material allegations of the Amended Compliant and asserting that Campbell's claims are barred or otherwise fail because, among other reasons, the claims are untimely and because Campbell has already been paid in full. As of December 31, 2005, Campbell had not taken any further action to prosecute the claims asserted in the lawsuit. The Company believes Campbell has postponed any further action in the lawsuit pending resolution of the litigation with Buckeye described above. The Company intends to vigorously defend the claims that have been asserted it in this action. The Company believes that the likelihood of an unfavorable outcome of this matter is remote.

19. SUBSEQUENT EVENTS

      On January 16, 2006, Douglas Oil & Gas, Douglas Westmoreland, and Midland, along with certain affiliated companies and individuals, namely Rex Energy Operating Corp., PennTex Resources, L.P., PennTex Resources Illinois, Inc., Rex Royalties Limited Partnership, Rex Wabash, LLC, Lance T. Shaner and Benjamin W. Hulburt (collectively, the "Sellers"), signed a definitive Purchase Agreement (the "Purchase Agreement") with Baseline Oil & Gas Corp., a Nevada corporation ("Baseline"). Pursuant to the Purchase Agreement, subject to the satisfaction of various terms and conditions, the Company has agreed to sell all of its assets to Baseline. The Purchase Agreement provides that Baseline will at the closing assume certain liabilities of the Sellers, including post-closing obligations related to the day-to-day ownership and operations of the assets to be conveyed, pre-closing and post-closing environmental liabilities, personal injury and property damage liabilities incurred on or with respect to such properties, and liabilities of the Sellers under (i) the Sellers' employee benefit plans, (ii) the Sellers' obligations to indemnify their respective directors, officers, partners, and employees under their charters, bylaws, agreements, or under law,
(iii) sales and use taxes arising out of the transactions contemplated under the Purchase Agreement and (iv) all liabilities of the Sellers under contracts, leases, and other agreements relating to the acquired assets to be conveyed by the Sellers under the Purchase Agreement. The closing of the transactions contemplated by the Purchase Agreement is expected to occur in April 2006. It is the intent of the general partner of the Company that should the closing of the transaction occur, the proceeds of the sale less any outstanding liabilities, will be distributed to the Company's partners and the Company will be dissolved.

      On February 13, 2006, Douglas Oil & Gas and Douglas Westmoreland, as co-borrowers, entered into a revolving line of credit of up to $10,000,000 with Manufacturers and Traders Trust Company, as agent (the "Agent") (the "M&T Loan"). The Borrowing Base, as of February 13, 2006, for the M&T Loan is $8,500,000. Interest on loans accrues and is payable at a rate per annum equal to the base rate from time to time in effect, plus one percent (1.0%). The base rate is equal to the rate of interest per annum then most recently established by the Agent as its "prime rate", which rate may not be the lowest rate of interest charged by the Agent to its borrowers. Interest is calculated on unpaid sums actually advanced and outstanding and only for the period from the date or dates of such advances until repayment. Accrued and unpaid interest on aggregate outstanding balances is due monthly and commenced in February 2006. There are no principal payments due monthly. The loan matures on February 13, 2009. The borrowers are jointly and severally liable with respect to borrowings under the M&T Loan. Each borrower has guaranteed the full and timely payment by the other borrower of each and every obligation and liability of such other borrower to the lenders. In addition, borrowings under the loan are guaranteed, in specified percentages, by Douglas Oil & Gas, Inc., its stockholders, and Lance T. Shaner. The M&T Loan is secured by each of the borrowers assets and oil and gas producing properties located in the Commonwealth of Pennsylvania. In addition, within sixty days of the closing of the M&T Loan, Douglas Oil & Gas has agreed to grant a security interest in certain of its oil and gas properties located in the states of New Mexico and Texas. Borrowings from the M&T Loan were used to repay all borrowings of Douglas Oil & Gas under a reducing revolving line of credit of up to $50,000,000 with Guaranty Bank, FSB. Borrowings under the M&T Loan were also used to repay the $3,000,000 term loan with Norguard.

      On February 13, 2006, Norguard entered into a payoff letter agreement with Douglas Westmoreland, in which Norguard agreed to the prepayment of its $3,000,000 term loan, and consented to the Douglas Westmoreland's participation in the transaction contemplated with Baseline. The payoff letter provides that following the payoff of the term loan Norguard will receive 20.0 percent of all "excess cash flow" of Douglas Westmoreland. "Excess cash flow" is defined as the amount of all revenue of the Douglas Westmoreland with respect to its natural gas properties, including any revenue generated from the closing of the transaction with Baseline, minus (a) all principal and interest under the M&T Loan, provided that, solely for purposes of determining the excess cash flow payments, the amount of principal and interest to be deducted from revenue of the Douglas Westmoreland is capped at the amount that would have been payable if the original principal amount under the M&T Loan were $3,000,000 and interest accruing thereon were at 8.0 percent per annum, minus (b) "cash expenditures", all of which will are calculated on a cash basis and in accordance with past practice of the Douglas Westmoreland.

      "Cash expenditures" are defined as those expenditures incurred by the Douglas Westmoreland in the direct operation of its natural gas properties (other than payments to affiliated parties, any legal or other fees and costs with respect to the payoff letter and the M&T Loan, and any costs and expenses incurred in connection with the Baseline transaction closing), including, but not limited to, landowner royalty payments, royalty payments to Rex Royalties, delay rentals, equipment rental costs, variable operating and maintenance expenses, taxes, third party fees, legal fees, insurance costs, payments under, and interest on margin deposits for, hedging instruments. Cash expenditures also do not include any amounts paid by the Douglas Westmoreland with respect to well development or pipeline construction. Norguard also agreed to subordinate, under certain terms and conditions, its right to excess cash flow payments to the security interests granted in the M&T Loan. The estimated liability recorded for Norguard's excess cash flow payment was $740,000 at December 31, 2005. In the event the closing of the transactions with Baseline occurs, the Company expects that all borrowings under the M&T Loan will be repaid with the proceeds received from Baseline.

NEW ALBANY-INDIANA, LLC

                              FINANCIAL STATEMENTS

                               FOR THE PERIOD FROM
                         INCEPTION TO DECEMBER 31, 2005

      new albany-indiana, llc
      -----------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                     PAGE NUMBER
                                                                     -----------

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                                  F-42

FINANCIAL STATEMENTS

BALANCE SHEET                                                           F-43

STATEMENT OF OPERATIONS                                                 F-44

STATEMENT OF CHANGES IN MEMBERS' EQUITY                                 F-45

STATEMENT OF CASH FLOWS                                                 F-46

NOTES TO FINANCIAL STATEMENTS                                        F-47-48

             Report of Independent Registered Public Accounting Firm

To the Members of
New Albany-Indiana, LLC
State College, Pennsylvania

We have audited the accompanying balance sheet of New Albany-Indiana, LLC as of December 31, 2005 and the related statements of operations, members' equity and cash flows for the period from inception to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Albany-Indiana, LLC as of December 31, 2005, and the results of its operations and its cash flows for the period from inception to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Malin, Bergquist & Company, LLP

Pittsburgh, Pennsylvania
March 13, 2006

                             NEW ALBANY-INDIANA, LLC

                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

DEPOSIT ON WORKING INTEREST IN
 LEASEHOLD ACREAGE                                                    $3,500,000
                                                                      ==========

                                 MEMBERS' EQUITY

MEMBERS' EQUITY                                                       $3,500,000
                                                                      ==========

See accompanying notes.

                             NEW ALBANY-INDIANA, LLC

                             STATEMENT OF OPERATIONS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2005

OPERATING REVENUE                                                       $      0

OPERATING EXPENSES                                                             0
                                                                        --------

  NET INCOME                                                            $      0
                                                                        ========

See accompanying notes.

                             NEW ALBANY-INDIANA, LLC

                          STATEMENT OF MEMBERS' EQUITY
                 FOR PERIOD FROM INCEPTION TO DECEMBER 31, 2005

                                                                      Members'
                                                                       Equity
                                                                     -----------
BEGINNING BALANCE                                                    $         0

CAPITAL CONTRIBUTIONS                                                  3,500,000
                                                                     -----------
  ENDING BALANCE                                                     $ 3,500,000
                                                                     ===========

See accompanying notes.

                             NEW ALBANY-INDIANA, LLC

                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2005

CASH FLOWS USED BY INVESTING ACTIVITIES
  Deposit on Working Interest in Leasehold Acreage                  $(3,500,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Capital Contributions                                               3,500,000
                                                                    -----------

       NET INCREASE IN CASH                                                   0

CASH - BEGINNING                                                              0
                                                                    -----------

       CASH - ENDING                                                $         0
                                                                    ===========

See accompanying notes.

1. ORGANIZATION OF BUSINESS

      New Albany-Indiana, LLC ("New Albany" or "Company") was organized in the state of Delaware in November 2005. The purpose of New Albany is to acquire working interests in leasehold acreage in the Illinois Basin located in Southern Indiana known to contain New Albany Shale formations. Its members include Rex Energy Operating Corporation (49.0 percent membership interest), Baseline Oil & Gas Corp., a Nevada corporation ("Baseline") (50.0 percent membership interest), and Rex Energy Wabash, LLC, a Delaware limited liability corporation (1.0 percent membership interest), which serves as the managing member. Capital contributions from its members in 2005 were $3,500,000. These funds were used as a deposit required under the terms of a purchase agreement with Aurora Energy, Ltd. ("Aurora"), as described below. There was no other activity in New Albany in 2005.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual amounts could differ from those estimates.

Income Taxes

      The Company is taxed as a partnership for federal and state purposes. As such, no provision is made for income taxes because such tax liability is the liability of the members rather than the Company.

3. SUBSEQUENT EVENTS

      On January 30, 2006, Rex Energy Operating Company withdrew as a member of New Albany and assigned its membership interests to several of its affiliates, namely Lance T. Shaner, Shaner & Hulburt Capital Partners Limited Partnership, Rex Energy II Limited Partnership, Douglas Oil & Gas Limited Partnership, and Rex Energy Wabash, LLC (the "LLC Assignees")

      On February 1, 2006, New Albany completed an acquisition of certain oil and gas leases and other associated rights from Aurora, a Nevada corporation, pursuant to a Purchase and Sale Agreement with Aurora dated November 15, 2005. Under this purchase agreement, New Albany purchased from Aurora an undivided
48.75 percent working interest (40.7 percent net revenue interest) in (i) leases covering approximately 80,000 acres in several counties in Indiana (the "Leases") and (ii) all of Aurora's rights under a Farmout and Participation Agreement with a third party. In addition, Aurora granted New Albany an option, exercisable by New Albany until August 1, 2007, to acquire at a fixed price per acre a fifty percent (50.0 percent) working interest in acreage leased or acquired by Aurora or its affiliates in certain other counties located in Indiana. The total purchase price for the acquisition of the working interests in the Leases and Aurora's rights under the Farmout Agreement, together with Aurora's grant of the Option, was $10,500,000.

      By virtue of the terms of the purchase agreement dated January 16, 2006, the LLC Assignees have agreed to sell their membership interests to Baseline with an expected closing date in April 2006. Following the closing, Baseline will own 100.0 percent of the membership interest of the Company.

                        PENNTEX RESOURCES ILLINOIS, INC.

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS
                                -----------------

                                                                     PAGE NUMBER
                                                                     -----------

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                                  F-50

FINANCIAL STATEMENTS

BALANCE SHEET                                                           F-51

STATEMENT OF OPERATIONS                                                 F-52

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)                  F-53

STATEMENT OF CASH FLOWS                                                 F-54

NOTES TO FINANCIAL STATEMENTS                                          F-55-74

             Report of Independent Registered Public Accounting Firm

To the Shareholder of
PennTex Resources Illinois, Inc.
State College, Pennsylvania

We have audited the accompanying balance sheet of PennTex Resources Illinois, Inc. as of December 31, 2005 and the related statements of operations, changes in stockholder's equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PennTex Resources Illinois, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Malin, Bergquist & Company, LLP

Pittsburgh, Pennsylvania
March 13, 2006

                        PENNTEX RESOURCES ILLINOIS, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                                    ASSETS
CURRENT ASSETS
  Cash                                                                                  $             0
  Production Receivable                                                                         766,258
  Joint Interest Billing Receivable - Net Allowance of $147,209                                 435,763
  Stockholder Receivable                                                                        700,000
  Oil Inventory                                                                                  96,281
  Prepaid Expenses and Other                                                                     19,173
                                                                                        ---------------
    TOTAL CURRENT ASSETS                                                                      2,017,475

PROPERTY AND EQUIPMENT
  Proved Oil Properties                                                                       7,301,705
  Field Operation Vehicles                                                                      568,867
                                                                                        ---------------
    Total Property and Equipment                                                              7,870,572
  Less: Accumulated Depreciation and Depletion                                                 (641,958)
    NET PROPERTY AND EQUIPMENT                                                                7,228,614
                                                                                        ---------------
      TOTAL ASSETS                                                                      $     9,246,089
                                                                                        ===============

                                      LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
  Accounts Payable                                                                      $     2,433,375
  Accrued Expenses                                                                              862,180
  Accrued Distributions to Stockholder                                                        3,100,000
  Current Portion of Loan Payable - Vehicles                                                     83,454
  Related Party Payable                                                                         317,894
  Financial Instruments Payable - Current Portion                                             1,812,652
                                                                                        ---------------
    TOTAL CURRENT LIABILITIES                                                                 8,609,555

OTHER LIABILITIES
  Asset Retirement Obligation                                                                   854,041
  Loan Payable - Vehicles                                                                       232,839
  Financial Instruments Payable - Long-Term Portion                                           2,032,837
                                                                                        ---------------
    TOTAL OTHER LIABILITIES                                                                   3,119,717

    TOTAL LIABILITIES                                                                        11,729,272

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)

STOCKHOLDER'S DEFICIT
  Common Stock - 1,000 Shares Authorized, Issued, and Outstanding                                 1,000
  Additional Paid-In Capital                                                                  1,460,000
  Accumulated Deficit                                                                        (3,944,183)
    TOTAL STOCKHOLDER'S DEFICIT                                                              (2,483,183)
                                                                                        ---------------
      TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                       $     9,246,089
                                                                                        ===============

See accompanying notes.

                        PENNTEX RESOURCES ILLINOIS, INC.

                              STATEMENT OPERATIONS
                          YEAR ENDED DECEMBER 31, 2005

OPERATING REVENUE
  Oil Sales                                                         $ 9,102,896
  Unrealized Loss on Hedges                                          (2,480,740)
  Realized Loss on Hedges                                            (4,599,517)
                                                                    -----------
    TOTAL OPERATING REVENUE                                           2,022,639

OPERATING EXPENSES
  Operating Expenses                                                  4,099,679
  Workover Expenses                                                   1,224,279
  General and Administrative                                            452,365
  Accretion Expense on Asset Retirement Obligation                       77,640
  Severance and Other Taxes                                              13,735
  Depreciation and Depletion                                            641,958
    TOTAL OPERATING EXPENSES                                          6,509,656
                                                                    -----------
    LOSS FROM OPERATIONS                                             (4,487,017)

OTHER INCOME (EXPENSE)
  Interest Income                                                         9,246
  Interest Expense                                                     (118,118)
  Other Income - Net                                                      8,688
    TOTAL OTHER EXPENSE                                                (100,184)
                                                                    -----------
    NET LOSS                                                        $(4,587,201)
                                                                    ===========

See accompanying notes.

                        PENNTEX RESOURCES ILLINOIS, INC.

             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                          YEAR ENDED DECEMBER 31, 2005

                                                                 Additional           Retained                Total
                                               Capital            Paid-In             Earnings             Stockholder's
                                                Stock             Capital             (Deficit)          Equity (Deficit)
                                              --------          -----------          -----------           -----------
BALANCE - January 1, 2005                     $  1,000          $         0          $ 4,502,282           $ 4,503,282

EXCESS OF PURCHASE PRICE
 OVER NET ASSETS ACQUIRED                                         1,460,000                                  1,460,000

DISTRIBUTIONS                                                                         (3,859,264)           (3,859,264)

NET LOSS                                                                              (4,587,201)           (4,587,201)
                                              --------          -----------          -----------           -----------

   BALANCE - December 31, 2005                $  1,000          $ 1,460,000          $(3,944,183)          $(2,483,183)
                                              ========          ===========          ===========           ===========

See accompanying notes.

                        PENNTEX RESOURCES ILLINOIS, INC.

                             STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                           $(4,587,201)
 Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operating Activities
   Depreciation and Depletion                                           641,958
   Accretion Expense                                                     77,640
   Bad Debt Expense                                                       6,053
   Unrealized Loss on Hedges                                          2,480,740
   (Increase) Decrease in
    Receivables                                                          43,024
    Inventory                                                            29,241
    Prepaid Expenses and Other                                          196,455
   Increase (Decrease) in
    Accounts Payable and Accrued Expenses                             2,725,091
    Related Party Payable                                               317,894
                                                                    -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,930,895

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchases of Property and Equipment                                  (420,657)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Working Capital Loans                                 1,400,000
  Repayment of Working Capital Loans                                 (1,400,000)
  Stockholder Receivables                                              (700,000)
  Distributions to Stockholders                                        (759,264)
  Principal Payments on Loan Payable                                    (50,974)
       NET CASH USED BY FINANCING ACTIVITIES                         (1,510,238)
                                                                    -----------
       NET INCREASE IN CASH                                                   0

CASH - BEGINNING                                                              0
                                                                    -----------

         CASH - ENDING                                              $         0
                                                                    ===========

SUPPLEMENTAL DISCLOSURES
  Interest Paid                                                     $   118,118
                                                                    ===========

  Non-Cash Transactions
   Distributions                                                    $ 3,100,000
                                                                    ===========

   See Also Note 1 - Acquisitions

See accompanying notes.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

      Lance T. Shaner acquired 100.0 percent of the common stock of ERG Illinois, Inc., a Delaware Corporation, ("ERG"), from ERG Holdings, Inc. ("ERG Holdings") effective January 1, 2005. ERG is the operator of jointly-owned oil producing properties located in the states of Illinois and Indiana and has a corresponding 26.0 percent working interest in those properties. Following the acquisition of common stock, ERG was renamed to PennTex Resources Illinois, Inc. ("PennTex" or the "Company"). The total purchase price was $5,962,000. The transaction was accounted for as a purchase, and the excess of the purchase price over the ERG equity was pushed down to the Balance Sheet of PennTex Resources Illinois, Inc. The excess of the purchase price over the ERG reported equity of $1,460,000 was allocated to oil properties and reported as a credit to additional paid in capital. The Company also assumed the outstanding derivative liabilities (costless collars - see Note 3) of ERG. These derivatives had a fair value of $1,365,000 at the acquisition date of January 1, 2005. The Company recorded this liability at acquisition and recognized the amount as additional consideration of oil and gas properties. The purchase price allocation is as follows:

Receivables                                                         $ 1,539,463
Allowance for Doubtful Accounts                                        (147,209)
Prepaid Expenses and Other                                              215,628
Oil Inventory                                                           125,522
Vehicles                                                                199,000
Oil and Gas Properties                                                6,881,048
Payables                                                               (562,124)
Derivative Liability                                                 (1,365,000)
Asset Retirement Obligation                                            (924,000)
                                                                    -----------
  Total                                                             $ 5,962,328
                                                                    ===========

      ERG Holdings is asserting a claim for an additional $182,685 as a final purchase price adjustment due from the Company's sole stockholder, Lance T. Shaner ("Shaner"). Shaner disagrees with this claim and the Company has not recorded any additional obligation.

      PennTex engages in the operation and acquisition of ownership interests in oil reserves located on proved development wells. PennTex has interests in approximately 1,630 active and non-active wells located in Indiana and Illinois.

Income Taxes

      PennTex is a Sub-Chapter S Corporation for federal and state tax purposes. Accordingly, income taxes are not reflected in the financial statements because the resulting profit and loss is included in the income tax returns of the individual stockholder.

Cash and Cash Equivalents

      PennTex considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Production Receivable

      Production receivables correspond to approximately one to two months of oil and natural gas revenue extracted and sold to buyers. The production receivable is valued at the invoiced amount and does not bear interest. PennTex has assessed the financial strength of our customers and record bad debt as necessary.

Joint Interest Receivables

      Joint interest receivables represent the Company's billings to the non-operators associated with wells and are based on those owners' working interests in the wells.

Inventory

      Inventory consists of the Company's ownership interests in oil held in terminal tanks located in the field. The inventory is valued at cost.

Financial Instruments

      PennTex's financial instruments consist of cash, commodity collars, production receivables, accounts payable, and a line of credit facility.

Revenue Recognition

      Oil revenue is recognized when the oil and natural gas is delivered, a sales agreement exists, collection for amounts billed is reasonably assured, and the sales price is fixed or determinable.

Hedging Activities

      PennTex mainly uses commodity collars and fixed price swaps to manage price risk in connection with the sale of oil and natural gas and accounts for those contracts using Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 2005, PennTex also entered into put options. The results of the Company's oil and natural gas hedging activities are reflected in the revenue section of the Statement of Operations.

      The Company has established the fair value of all hedging instruments using estimates determined by its counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, future prices, volatility, time to maturity, and credit risk. Values the Company reports in its financial statements change as the estimates are revised to reflect actual results, changes in market conditions, or other factors.

      SFAS No. 133 establishes accounting and reporting standards requiring hedging activities be recorded at fair value and included in the Balance Sheet as assets or liabilities. The accounting for changes in fair value of a hedging instrument depends on the intended purpose of the hedge and the resulting designation, which is established at the inception of a hedge. For hedging instruments designed as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings. For hedging instruments designated as fair value hedges (in accordance with SFAS No. 133), changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Hedge effectiveness is measured annually based on the relative changes in fair value between the hedging contract and the hedged item over time. However, the Company's evaluations are not documented, and as a result, it is recording changes on the derivative valuations through earnings.

Overhead Reimbursement Fees

      The Company has classified fees from overhead charges billed to working interest owners, including ourselves, of $3,075,676 for the year ended December 31, 2005, as a reduction of general and administrative expenses in the accompanying Statement of Operations. Its share of these charges was $795,748 for the year and is classified as operating expenses.

Oil Properties and Depreciation and Depletion

      PennTex accounts for its oil exploration and production activities under the successful efforts method of accounting.

      Oil property acquisition costs are capitalized when incurred. Unproved properties with individually significant acquisition costs are assessed quarterly on a property-by-property basis, and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and natural gas properties. Oil exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are expensed. Costs to develop proved reserves, including the costs of all development well and related equipment used in the production of oil and natural gas are capitalized. Workover costs are expensed as incurred.

      Depreciation and depletion of the cost of proved oil properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation or depletion is the proved developed reserves. Depreciation or depletion rates are updated annually to reflect: (1) the addition of capital costs, (2) reserve revisions and additions, (3) property acquisitions and/or property dispositions, and (4) impairment.

      Vehicles used in field operations are depreciated over a period of seven years.

      PennTex accounts for impairment under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future natural gas prices, operating costs, anticipated production from proved reserves, and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. Management determined that no adjustments to the unamortized capitalized cost were necessary as of December 31, 2005.

      Upon the sale or retirement of proved oil property, or an entire interest in unproved leaseholds, the cost and related accumulated depreciation, depletion, and amortization are removed from the property accounts and the resulting gain or loss is recognized. For sales of a partial interest in unproved leaseholds for cash or cash equivalents, sales proceeds are first applied as a reduction of the original cost of the entire interest in the property and any remaining proceeds are recognized as a gain.

Accounting Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Among the more sensitive of the estimates involves determining the proved reserves, costs to plug a well, and salvage values of equipment, from which the asset retirement obligation and depletion expense is calculated. Estimates are utilized to determine the fair market value of our hedges. Also, management's estimates and assumptions to determine future net cash flows that ascertain asset impairment, if applicable, are subject to variation from actual results.

Oil Reserve Quantities

      The Company's estimate of proved reserves is based on the quantities of oil that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell, and Associates, Inc. prepares a reserve and economic evaluation of all the Company's properties on a well-by-well basis.

      Reserves and their relation to estimated future net cash flows impact the Company's depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The Company prepares its reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firm described above adheres to the same guidelines when preparing their reserve reports. The accuracy of the Company's reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates.

      The Company's proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil eventually recovered.

Asset Retirement Obligation

      PennTex applies SFAS No. 143, "Asset Retirement Obligation." This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition and development of the asset. SFAS No. 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and natural gas properties, this is the period in which the oil and natural gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of our natural gas properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the natural gas well is sold, at which time the liability is reversed. The asset retirement obligation is estimated by discounting the future cash outflows using a credit adjusted risk-free rate of 10.0 percent.

      A summary of the asset retirement obligation is as follows at December 31:

                                                                         2005
                                                                      ---------
Beginning Balance - Asset Retirement Obligation                       $ 924,000
Asset Retirement Obligation Adjustments                                (147,599)
Current Year Accretion Expense                                           77,640
                                                                      ---------
  Total Asset Retirement Obligation                                   $ 854,041
                                                                      =========

New Accounting Pronouncements

      On March 30, 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN No. 47 was effective for the Company at December 31, 2005 and was applied in estimating its asset retirement obligation.

      On April 4, 2005, the FASB issued FASB Staff Position (FSP) No. 19-1, "Accounting for Suspended Well Costs." This staff position amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and provides guidance about exploratory well costs to companies that use the successful efforts method of accounting. The position states that exploratory well costs should continue to be capitalized if: (1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and (2) sufficient progress is made in assessing the reserves and the well's economic and operating feasibility. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management's evaluation of capitalized exploratory well costs. In addition, the FSP requires annual disclosure of: (1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, (2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling, and (3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation. Application of this pronouncement did not have a significant impact on the Company's financial statements.

2. CONCENTRATIONS OF CREDIT RISK

      At times during the year ended December 31, 2005, PennTex's cash balance may have exceeded the Federal Deposit Insurance Corporation's insured limit of $100,000. There were no losses incurred due to concentrations.

      By using derivative instruments to hedge exposures to changes in commodity prices, PennTex exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative is positive, the counterparty owes the Company, which creates repayment risk. PennTex minimizes the credit or repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

3. HEDGING ACTIVITIES

      PennTex's results of operations and operating cash flows are impacted by changes in market prices for oil. To mitigate a portion of the exposure to adverse market changes, it entered into oil and natural gas hedges. As of December 31, 2005, PennTex's oil and natural gas hedging instruments consisted of collars and fixed price swaps. These instruments allow the Company to predict with greater certainty the effective oil price to be received for our hedged production.

      Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, PennTex receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.

      PennTex sells oil in the normal course of its business and utilizes derivative instruments to minimize the variability in forecasted cash flows due to price movements in oil and natural gas sales. The Company enters into derivative instruments such as swap contracts to hedge a portion of its forecasted oil sales. Fixed price swaps with a liability of $427,020 were settled in January 2006. This obligation is included in accounts payable at December 31, 2005.

      PennTex incurred net payments of $4,599,517 under these hedges during year ended December 31, 2005, which reduces operating revenue. Unrealized losses associated with these collars are included in operating revenue and amounted to $2,480,740 for the year ended December 31, 2005. Below is a summary of our open collar positions as of December 31, 2005:

                            Notional
                             Volume                                                                          Fair Market
      Quantity               (Bls)             Period                Put Price          Call Price              Value
--------------------        --------       ---------------         -------------      -------------        ---------------
EO - Costless Collar        108,000        1/1/06-12/31/06         $       46.45      $       40.00        $    (1,812,652)
EO - Costless Collar         96,000        1/1/07-12/31/07         $       42.55      $       40.00             (1,948,692)
EO - Costless Collar         24,000        5/1/07-12/31/07         $       73.40      $       50.00                (36,062)
EO - Costless Collar         32,000        5/1/07-12/31/07         $       73.40      $       50.00                (48,083)
                                                                                                           ---------------
                                                                                                           $    (3,845,489)
                                                                                                           ===============

4. LOAN PAYABLE

      PennTex obtained a loan in 2005 in the amount of $367,267 to acquire approximately fifteen trucks used for field operations. The loan matures in June 2009 and incurs interest at 6.24 percent per annum. The table below outlines the future minimum payments due on the loan:

2006                                   $      83,454
2007                                          88,813
2008                                          94,516
2009                                          49,510
                                       -------------
       Total                           $     316,293
                                       =============

5. COMMITMENTS AND CONTINGENCIES

      Due to the nature of the oil and natural gas business, PennTex is exposed to possible environmental risks. The Company has implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. The Company conducts periodic reviews to identify changes in the environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any remediation effort. Management knows of no significant probable or possible environmental contingent liabilities.

      PennTex manages its exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. PennTex has not experienced any significant environmental liability, and, except as noted below, is not aware of any potential environmental issues or claims as of December 31, 2005.

      The Company is the operator of the jointly-owned oil producing properties in Illinois and Indiana of which it owns a 26.0 working interest. Beginning 2002, the Company received complaints from residents in Lawrence County, Illinois regarding odors and corrosion damages they allege are caused by hydrogen sulfide (H2S) gas emissions from a nearby storage facility and from oil production wells. On October 7, 2004, the Company received a Violation Notice dated October 6, 2004 pursuant to Section 31(a)(1) of the Illinois Environmental Protection Act from the Illinois EPA regarding odors allegedly emanating from the Newell Facility emergency pit. On December 16, 2004, the Company received a "Request to Provide Information Pursuant to the Clean Air Act" from the US EPA.

      The US EPA requested certain information necessary to determine whether the Newell Facility was complying with the Illinois State Implementation Plan and the Clean Air Act. On December 27, 2004, the Company submitted to the Illinois Environmental Protection Agency a proposed Compliance Commitment Agreement ("CCA") in response to the Violation Notice issued by the Illinois EPA on October 6, 2004 that denied the alleged violations but proposed to periodically clean the emergency pit. On January 26, 2005, the Illinois EPA provided a letter to the Company indicating that the submitted CCA had been accepted, thus resolving the Violation Notice. On January 28, 2005, the Company submitted to the US EPA a Clean Air Act Information Request Response. On the same date, it installed H2S scavenger drums and flares on four wells near the complainant's residences. On February 9, 2005, the US EPA requested certain additional data from the Company regarding the quantity of H2S emissions from various sources at the Newell Facility and the wells in and around Bridgeport, Illinois. In March 2005, PennTex Illinois engaged ELM Consulting LLC to prepare a Preliminary Action Plan ("PAP") designed to identify and analyze emissions from the Company's operations and to propose recommendations to address any identified concerns. A report of ELM Consulting entitled "PAP/Odor Investigation Results" with recommendations was sent to the US EPA on July 18, 2005 (the "ELM Report"). The ELM Report concluded that, for all wells monitored, the Company was in compliance with 62 Ill. Adm. Code 240.600 - Well Construction, Operating and Reporting Requirements for Production Wells. The ELM Report stated that this rule requires that concentrations of H2S shall not be greater than 20 parts per million at or within a radial distance of 5 feet from any oil production well. The ELM Report also stated that the information gathered during the odor investigation indicated the Company's compliance with all known federal, state, and local rules and regulations in regard to H2S emissions and exposures. The ELM Report recommended that additional H2S controls, such as a scavenger drums, be taken with respect to two of the monitored wells. The ELM Report stated that high and low instrument data in the vicinity of the Newell Facility indicated average H2S concentrations and that no additional operational controls or modifications appeared to be necessary or feasible to further reduce H2S concentrations in the vicinity of the Newell Facility. The ELM Report stated that the low level instrument data indicated that average H2S concentrations in the vicinity of the complainants' residences were low. The ELM Report stated that H2S concentrations in the vicinity of the complainants' residences did not appear to be directly correlated with recorded H2S levels at nearby wells or the Newell Facility. As of December 31, 2005, the Company had not received any additional requests for information or notices of investigation from either the Illinois EPA or the US EPA (See Note 14).

      From time to time PennTex is a party to various legal proceedings in the ordinary course of business (See Note 14).

6. RELATED PARTY TRANSACTIONS

      The Company's stockholder is also a partner in PennTex Resources, L.P., a Delaware limited partnership ("PennTex, L.P."). PennTex L.P. owns a 25.0 percent working interest in the oil producing properties operated by PennTex. As operator, PennTex charged $817,239 of overhead charges to PennTex, L.P. for the year ended December 31, 2005. As disclosed in the Summary of Significant Accounting Policies, total charges for overhead billed to working interest owners of $3,075,676 for the year ended December 31, 2005, is classified as a reduction of general and administrative expenses.

      PennTex incurred $1,849,820 in overhead fees to Rex Energy Operating Corp., a Delaware corporation and a related party, for the year ended December 31, 2005. Rex Energy Operating Corp. also incurs well operating expenses on behalf of PennTex and passes along these costs to PennTex. Such expenses, included in operating expense, were $3,194,107 at December 31, 2005.

      During 2005, PennTex obtained two working capital loans from two related parties for a total of $1,400,000. The loans incurred interest at a rate of 13.0 percent per annum. The total interest expense associated with the loans was $118,118. There was no outstanding balance on either loan at December 31, 2005.

      At December 31, 2005, there is receivable due from Lance T. Shaner in the amount of $700,000 with no term or due date. This amount was repaid in January 2006.

7. MAJOR CUSTOMER

      PennTex sold 100.0 percent of its oil production in the Indiana and Illinois fields to Countrymark Cooperative in 2005.

8. FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments." PennTex has determined the estimated fair value amounts by using available market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

      The carrying value of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.

      The fair value of the liability associated with PennTex's hedging instruments is $3,845,489 at December 31, 2005. The fair value is based on valuation methodologies of its counterparty. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

9. LITIGATION

ERG v. Tsar Energy II, LLC

      As of December 31, 2005, PennTex Illinois was involved in an ongoing lawsuit with Tsar Energy II, LLC ("Tsar") and Richard A. Cheatham in the 334th Judicial District Court of Harris County, Texas. The dispute centers around overhead fees charged by PennTex Illinois as operator of the jointly-owned oil producing properties located in Illinois and Indiana in which it owns a 26.0 percent working interest. Tsar owns a 49.0 percent non-operator working interest in the subject properties. PennTex Illinois (then known as ERG Illinois, Inc.) and its former owner, Scott Y. Wood ("Wood"), commenced this litigation in July 2004, by filing a petition against Tsar and its president, Richard M. Cheatham, seeking, among other things, a declaratory judgment that PennTex Illinois, as the operator of the subject properties, is entitled to charge Tsar and the other non-operators their proportionate shares of a fixed monthly overhead charge of $300 for each producing well located within the North Lawrence Unit portion of the properties pursuant to the terms of that certain North Lawrence Unit Operating Agreement (the "NLU Agreement"). The NLU Agreement is adopted by reference into a joint operating agreement that was executed by PennTex Illinois, Tsar and the other joint interest owner, PennTex Resources, L.P., in April 2004 (the "Joint Operating Agreement"). Tsar filed a counterclaim against PennTex Illinois asserting breach of contract and declaratory judgment claims. Tsar is seeking an unspecified amount of actual damages along with declaratory relief based on its allegations that PennTex Illinois breached both the Joint Operating Agreement and a March 2004 letter of intent that preceded it by charging Tsar its proportionate share of a fixed monthly overhead charge of $300 for each producing well located in the North Lawrence Unit portion of the subject properties. Tsar has also filed a breach of contract claim against PennTex Illinois seeking $100,000 in actual damages based on Tsar's allegation that PennTex Illinois breached a verbal agreement between the parties ("Tsar's $100,000.00 Contract Claim"). Tsar alleges that this verbal agreement provided that PennTex Illinois and Tsar would each pay one-half of a $200,000 extension fee that had been previously imposed on PennTex Illinois in connection with a short delay that occurred in connection with the acquisition of the stock of PennTex Illinois from its prior owners in March of 2004. Tsar paid PennTex Illinois one-half of the $200,000 extension fee, but when Tsar declined to pay the remaining balance, PennTex Illinois (then owned by Wood) netted that sum out of Tsar's share of the March 2004 production revenue.

      Tsar has also asserted two tort counterclaims against PennTex Illinois. The first tort counterclaim ("Tsar's Fraud In The Inducement Claim") seeks an unspecified amount of actual and punitive damages based on Tsar's assertion that PennTex Illinois was guilty of fraud in the inducement in connection with Tsar's acquisition on March 16, 2004 of its 49.0 percent non-operating working interest in the subject properties by allegedly making false representations prior to and in the letter of intent executed by PennTex Illinois and Tsar; Tsar alleges that PennTex Illinois represented that it would charge only the "actual costs of operations" to the joint account. Tsar's second tort counterclaim ("Tsar's $100,000.00 Conversion Claim") seeks actual damages of $100,000 plus an unspecified amount of punitive damages based on Tsar's allegations that PennTex Illinois' netting out of the sum of $100,000 from what PennTex had distributed to Tsar as its share of the March 2004 production revenues, constituted a willful conversion of Tsar's property. Tsar's $100,000.00 Contract Claim and Tsar's $100,000.00 Conversion Claim are referred to herein collectively as the "Tsar's Extension Fee Claims."

      On December 22, 2005, PennTex Illinois filed motions for summary judgment asking the court to rule in its favor on the principal contract claims at issue, and in its favor with respect to all of the tort counterclaims that have been asserted against it by Tsar. As of December 31, 2005, the court had not ruled on PennTex Illinois' summary judgment motion (See Subsequent Events Note). PennTex Illinois intends to vigorously defend the claims that have been asserted against it in this action.

Audit Exceptions Claim

      On February 1, 2006, PennTex was served with a draft audit report prepared by an outside auditor retained by Tsar to audit the joint interest billings that were made by PennTex. The time period of the audit report is March 1, 2004 through June 30, 2005. The audit report purports to identify potential audit exception claims totaling $17,269,956 in gross, plus additional unspecified amounts to be determined. However, the audit report identified only $334,180 of audit exception claims that are net to Tsar, and of this amount, $100,000 is attributable to an extension fee dispute this is also the subject of two of Tsar 's counterclaims in the ERG vs. Tsar litigation discussed above. In addition, $2,510,853 of the gross amount of the audit exceptions claims described in the audit report is attributable to the fixed monthly overhead charges of $300 per producing well in the North Lawrence Unit portion of the jointly owned properties that was upheld as a matter of law by the court's summary judgment ruling rendered February 8, 2006 in the ERG vs. Tsar litigation described above.

      On February 3, 2006, Tsar filed a formal nonsuit without prejudice to its breach of contract counterclaim asserting against ERG in the ERG vs. Tsar case that had sought to recover damages if an accounting of the charges to the joint account revealed that they were inaccurate. The Company will complete the contractually required audit resolution process as it relates to all of Tsar 's audit exceptions claims identified in the audit report, and will grant or deny those claims based on their perceived merit or lack thereof. The Company's preliminary reaction to Tsar 's audit report is that almost all of the audit exception claims discussed therein are without merit, and will be vigorously defended if they are ever made the basis of future litigation.

10. COSTS INCURRED IN OIL ACQUISITION AND DEVELOPMENT ACTIVITIES

      Costs incurred by PennTex in oil property acquisitions and developments are presented below and include the acquisition as described in Note 1:

                                                                         2005
                                                                      ----------
Oil Property Acquisition Costs                                        $6,881,048
Development Costs                                                        420,657
                                                                      ----------
       Total                                                          $7,301,705
                                                                      ==========

      Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire property. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells, and to provide facilities to extract, treat, and gather natural gas.

11. OIL PROPERTY CAPITALIZED COSTS

      Aggregate capitalized costs for the Company related to oil production activities with applicable accumulated depreciation and depletion are presented below:

                                                                       2005
                                                                    -----------
Proved Oil Properties                                               $ 6,525,304
Capitalized Asset Retirement Obligation Costs                           776,401
Undeveloped Properties                                                        0
                                                                    -----------
   Total                                                              7,301,705
Less: Accumulated Depreciation and Depletion                           (587,110)
                                                                    -----------
   Total                                                            $ 6,714,595
                                                                    ===========

12. RESULTS OF OIL PRODUCING ACTIVITIES

      The results of operations for oil producing activities (excluding overhead and interest costs) are presented below:

                                                                        2005

Revenue
  Oil Sales                                                         $ 9,102,896
  Realized Losses on Hedges                                          (4,599,517)
  Unrealized Loss on Hedges                                          (2,480,740)
                                                                    -----------
    Net Oil Sales                                                     2,022,639

Expenses
  Operating Expenses                                                  1,819,751
  Workover Expenses                                                   1,224,279
  Accretion Expense on Asset Retirement Obligation                       77,640
  Depreciation and Depletion                                            587,110
    Total Expenses                                                    3,708,780
                                                                    -----------

      Results of Operations for Oil Producing Activities            $(1,686,141)
                                                                    ===========

      Production costs include those costs incurred to operate and maintain productive wells and related equipment, including such costs as labor, repairs, maintenance, materials, supplies, fuel consumed, insurance, and other production taxes. In addition, production costs include administrative expenses applicable to support equipment associated with these activities.

      Depreciation and depletion expense includes those costs associated with capitalization acquisitions and development costs, but does not include the depreciation applicable to support equipment.

      There is no provision for income taxes because PennTex is a nontaxable entity.

13. OIL RESERVE QUANTITIES (UNAUDITED)

      Independent engineers, Netherland, Sewell and Associates, Inc. have evaluated PennTex's proved reserves of the oil wells located in Indiana and Illinois

      PennTex emphasizes that reserve estimates are inherently imprecise. Its oil reserve estimates of wells located in Indiana and Illinois were generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates are expected to change, and such change could be material and occur in the near term as future information becomes available.

      Proved oil reserves represent the estimated quantities of oil which geological and engineering data demonstrate with reasonable accuracy will be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by oil and natural gas and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

      Proved developed oil reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Additional oil expected to be obtained through the application of other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the installed program has confirmed through production responses that increased recovery will be achieved.

      Presented below is a summary of changes in estimated reserves of the oil wells located in Illinois and Indiana at December 31, 2005:

                                                                          Oil
                                                                         (bls)
                                                                      ---------
Proved Reserves - Beginning of Period                                 1,951,120
Extensions, Discoveries, and Other Additions                                  0
Plus/Minus Revisions of Previous Estimates                              618,180
Production                                                             (169,577)
                                                                      ---------
   Proved Reserves - End of Period                                    2,399,723
                                                                      =========

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

      Statement of Financial Accounting Standard No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to the estimated proven reserves. PennTex has followed these guidelines, which are briefly discussed below.

      Future cash inflows and future production and development costs are determined by applying year-end prices and costs to estimate quantities of natural gas to be produced. Actual future prices and costs may be materially higher or lower than the year-end prices and costs used. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. The resulting future net cash flows are reduced to present value amounts by applying a 10.0 percent annual discount factor.

      The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates reflect the valuation process.

      The following summary sets forth our future net cash flows relating to proved oil reserves based on the standardized measure prescribed by SFAS 69 at December 31, 2005:

Future Cash Inflows                                           (a) $ 135,702,432
Future Production Costs                                             (70,859,145)
Future Development Costs                                             (4,112,028)
                                                                  -------------
  Net Future Cash Inflows                                            60,731,259
Less: Effect of a 10.0% Discount Factor                             (26,420,040)
                                                                  -------------
    Standardized Measure of Discounted Future Cash Flows          $  34,311,219
                                                                  =============

(a) Calculated using weighted average prices of $56.55 per barrel of oil.

      The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

Standardized Measure - Beginning of Period                         $ 10,134,322
Sales of Oil Produced - Net of Production Costs                      (4,483,245)
Net Changes in Prices                                                43,276,058
Net Changes in Production Costs                                     (24,062,358)
Development Costs Incurred                                              420,657
Revisions of Previous Quantity Estimates                              8,720,308
Accretion of Discount                                                   305,477
                                                                   ------------
    Standardized Measure - End of Period                           $ 34,311,219
                                                                   ============

14. SUBSEQUENT EVENTS

      On January 16, 2006, the Company, along with certain affiliated companies and individuals, namely Rex Energy Operating Corp., PennTex Resources, L.P., Douglas Oil & Gas Limited Partnership, Rex Royalties Limited Partnership, Midland Exploration Limited Partnership, Rex Wabash, LLC, Lance T. Shaner and Benjamin W. Hulburt (collectively, the "Sellers"), signed a definitive Purchase Agreement (the "Purchase Agreement") with Baseline Oil & Gas Corp., a Nevada corporation ("Baseline"). Pursuant to the Purchase Agreement, Lance T. Shaner agreed, subject to the satisfaction of various terms and conditions, to sell all of the outstanding capital stock of the Company to Baseline. The closing of the transactions contemplated by the Purchase Agreement is expected to occur in April 2006. Following the closing of the transaction with Baseline, the Company will become a wholly-owned subsidiary of Baseline and a change of control of the Company will have occurred.

      On January 19, 2006, the Company and PennTex Illinois, as co-borrowers, entered into a revolving line of credit of up to $22,500,000 with Manufacturers and Traders Trust Company, as agent (the "Agent") (the "M&T Loan"). The Borrowing Base, as of January 19, 2006, for the M&T Loan is $18,500,000. Interest on loans accrues and is payable at a rate per annum equal to the base rate from time to time in effect, plus one percent (1.0%). The base rate is equal to the rate of interest per annum then most recently established by the Agent as its "prime rate", which rate may not be the lowest rate of interest charged by the Agent to its borrowers. Interest is calculated on unpaid sums actually advanced and outstanding and only for the period from the date or dates of such advances until repayment. Accrued and unpaid interest on aggregate outstanding balances is due monthly and commenced in January 2006. There are no principal payments due monthly. The loan matures on January 19, 2009.

      The borrowers are jointly and severally liable with respect to borrowings under the M&T Loan. Each borrower has guaranteed the full and timely payment by the other borrower of each and every obligation and liability of such other borrower to the lenders. In addition, borrowings under the loan are guaranteed by the co-borrowers' sole owner, Lance T. Shaner. The M&T Loan is secured by each of the borrowers assets and oil producing properties located in the states of Illinois and Indiana. Borrowings from the M&T Loan were used to repay all borrowings of the Company under a reducing revolving line of credit of up to $50,000,000 with Guaranty Bank, FSB.

      On March 13, 2006, PennTex Illinois received an additional information request from US EPA related to H2S odor complaints in reference to the oil producing properties located in Illinois and Indiana, in which the Company owns a 25.0 percent non-operated working interest (See Note 5). The US EPA requested additional information relating to, among other matters, PennTex Illinois' installation of flares to control H2S emissions. The letter from the US EPA requests a response from the Company within 14 days of receipt of the letter. The Company intends to request an extension of the 14-day time limit and to request that the US EPA limit the scope of its information request. The Company intends to cooperate with the US EPA in responding to its information requests and concerns.

ERG v. Tsar Energy II, LLC

      By order signed February 8, 2006, the court granted PennTex Illinois' motion for summary judgment sustaining its right to charge the non-operators of the subject properties their proportionate shares of a fixed monthly overhead charge of $300 for each producing well located within the North Lawrence Unit. This ruling has the effect of granting summary declaratory relief sustaining PennTex Illinois' declaratory judgment claim against Tsar and Mr. Cheatham, and dismissing Tsar's counterclaim seeking declaratory relief and breach of contract damages in connection with its claims that PennTex Illinois did not have a contractual right to impose the fixed monthly overhead charge of $300. By the same order, the court denied PennTex Illinois' motions for summary judgment seeking dismissal of Tsar's fraud in the inducement and conversion counterclaims.

      On March 3, 2006, PennTex Illinois and Tsar responded to the court's issuance of its summary judgment ruling described above by jointly moving to sever into a separate action, the claims and counterclaims relating to PennTex Illinois' charging of fixed monthly overhead on producing wells in the North Lawrence Unit so that the court will be able to sign a final, appealable judgment in PennTex Illinois' favor on the issues resolved by the court's summary judgment ruling. The court granted this joint motion on March 3, 2006. On March 7, 2006, the parties filed in the severed action an agreed form of proposed final judgment incorporating the summary judgment ruling favorable to PennTex Illinois.

      As a result of the summary judgment rulings and severance described above, the original, non-severed action now consists solely of Wood's tortuous interference claims against Tsar and Mr. Cheatham, and Tsar's Fraud In The Inducement Claim and Tsar's Extension Fee Claims against PennTex Illinois. PennTex Illinois and Tsar have agreed to move to abate all further proceedings in the non-severed action pending the outcome of all appeals taken from the judgment favorable to PennTex Illinois in the severed action. PennTex Illinois and Tsar have also agreed that in the event that PennTex Illinois prevails in the appeals in the severed action, Tsar will dismiss and release Tsar's Fraud In The Inducement Claim against PennTex Illinois, and will allow PennTex Illinois to obtain a release and dismissal of Tsar's Extension Fee Claims upon payment of $100,000, plus pre-judgment interest.

      PennTex Illinois intends to vigorously prosecute the severed action until all appeals have been exhausted. PennTex Illinois believes that the incurrence of a material loss in the above-described severed action is remote. PennTex Illinois believes that the non-severed action, in which all discovery has been completed, will be abated pending completion of all appeals in the severed action; however, there can be no assurances that this will occur. In the event that the non-severed action is ever revived, PennTex Illinois intends to vigorously defend the claims that have been asserted against it in this action. PennTex Illinois believes that a loss in the non-severed action is possible, but is of the opinion that, if it is successful in the severed action, that any such loss will be in the range of approximately $100,000 to $200,000.

                             PENNTEX RESOURCES, L.P.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                             PENNTEX RESOURCES, L.P.

                                TABLE OF CONTENTS
                                -----------------

                                                                     PAGE NUMBER
                                                                     -----------

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                                   F-76

FINANCIAL STATEMENTS

BALANCE SHEETS                                                           F-77

STATEMENTS OF OPERATIONS                                                 F-78

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)                      F-79

STATEMENTS OF CASH FLOWS                                                 F-80

NOTES TO FINANCIAL STATEMENTS                                         F-81-99

             Report of Independent Registered Public Accounting Firm

To the Partners of
PennTex Resources, L.P.
State College, Pennsylvania

We have audited the accompanying balance sheets of PennTex Resources, L.P. as of December 31, 2005 and 2004 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PennTex Resources, L.P. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Malin, Bergquist & Company, LLP

Pittsburgh, Pennsylvania
March 13, 2006

                             PENNTEX RESOURCES, L.P.

                                 BALANCE SHEETS

                                                                                                     December 31,
                                                                                      ------------------------------------------
                                                                                            2005                      2004
                                                                                      -----------------         ----------------
                                                              ASSETS

CURRENT ASSETS
  Cash                                                                                $               0         $        821,957
  Restricted Cash (Collateral for Hedges)                                                       500,000                  423,759
  Production Receivable                                                                         739,471                1,174,533
  Related Party Receivable                                                                      241,193                        0
  Project Advances                                                                                    0                  140,248
  Oil Inventory                                                                                  96,568                   99,830
  Prepaid Expenses and Other Assets                                                              18,041                   76,290
                                                                                      -----------------         ----------------
    TOTAL CURRENT ASSETS                                                                      1,595,273                2,736,617

PROPERTY AND EQUIPMENT
  Proved Developed Oil and Gas Properties                                                     4,370,549               10,553,995
  Less:  Accumulated Depreciation, Depletion, and Amortization                                 (978,623)              (1,952,749)
                                                                                      -----------------         ----------------
    NET PROPERTY AND EQUIPMENT                                                                3,391,926                8,601,246

LOAN COSTS - NET OF AMORTIZATION                                                                 60,647                   67,500
                                                                                      -----------------         ----------------
    TOTAL ASSETS                                                                      $       5,047,846         $     11,405,363
                                                                                      =================         ================

                                            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                                    $          68,775         $        186,668
  Accrued Expenses                                                                               83,602                  688,803
  Line of Credit Outstanding                                                                  2,549,016                5,301,741
  Related Party Payable - Lance T. Shaner                                                     8,136,423                        0
  Financial Instruments Payable - Current Portion                                             3,128,178                1,367,531
                                                                                      -----------------         ----------------
    TOTAL CURRENT LIABILITIES                                                                13,965,994                7,544,743

OTHER LIABILITIES
  Asset Retirement Obligation                                                                   854,042                  947,000
  Financial Instruments Payable - Long-Term Portion                                             790,899                        0
                                                                                      -----------------         ----------------
    TOTAL OTHER LIABILITIES                                                                   1,644,941                  947,000

    TOTAL LIABILITIES                                                                        15,610,935                8,491,743

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' EQUITY (DEFICIT)                                                                  (10,563,089)               2,913,620
                                                                                      -----------------         ----------------
    TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIT)                                  $       5,047,846         $     11,405,363
                                                                                      =================         ================

See accompanying notes.

                             PENNTEX RESOURCES, L.P.

                            STATEMENTS OF OPERATIONS

                                                                                               Years Ended
                                                                                               December 31,
                                                                              ---------------------------------------------
                                                                                     2005                       2004
                                                                              ------------------          -----------------
OPERATING REVENUE
  Natural Gas and Oil Sales                                                   $       11,350,224          $       9,962,408
  Realized Loss on Hedges                                                             (2,797,915)                  (594,790)
  Unrealized Loss on Hedges                                                           (2,551,546)                (1,367,531)
  Service Fees and Other Income                                                           62,099                          0
                                                                              ------------------          -----------------
    TOTAL OPERATING REVENUE                                                            6,062,862                  8,000,087

OPERATING EXPENSES
  Operating Expenses                                                                   4,882,320                  5,088,592
  Workover Expenses                                                                    1,215,953                          0
  General and Administrative                                                             701,548                    263,160
  Accretion Expense on Asset Retirement Obligation                                        78,041                     90,001
  Severance and Other Taxes                                                              232,449                    268,000
  Depreciation, Depletion, and Amortization                                            1,180,997                  1,125,012
    TOTAL OPERATING EXPENSES                                                           8,291,308                  6,834,765
                                                                              ------------------          -----------------

    INCOME (LOSS) FROM OPERATIONS                                                     (2,228,446)                 1,165,322

OTHER INCOME AND (EXPENSE)
  Interest Expense                                                                      (233,661)                  (325,020)
  Interest Income                                                                         16,170                          0
  Gain on Sale of Oil and Gas Properties                                               1,203,528                    617,697
  Other Expenses                                                                               0                     (5,955)
                                                                              ------------------          -----------------
    TOTAL OTHER INCOME                                                                   986,037                    286,722
                                                                              ------------------          -----------------
      NET INCOME (LOSS)                                                       $       (1,242,409)         $       1,452,044
                                                                              ==================          =================

See independent auditors' report and accompanying notes.

                             PENNTEX RESOURCES, L.P.

               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                    Total
                                                                   Partners'
                                                                Equity (Deficit)
                                                                ---------------
BALANCE - January 1, 2004                                       $     1,961,576

DISTRIBUTIONS TO PARTNERS                                              (500,000)

NET INCOME                                                            1,452,044
                                                                ---------------

    BALANCE - December 31, 2004                                      2,913,620

ADDITIONAL CAPITAL CONTRIBUTION FROM
 LANCE SHANER                                                           400,000

DISTRIBUTIONS TO PARTNERS                                            (1,550,070)

REDEMPTION OF LIMITED PARTNERSHIP
 INTEREST OF TAYLOR  (Note 12)                                      (11,084,230)

NET LOSS                                                             (1,242,409)
                                                                ---------------

    BALANCE - December 31, 2005                                 $   (10,563,089)
                                                                ===============

See accompanying notes.

                             PENNTEX RESOURCES, L.P.

                             STATEMENT OF CASH FLOWS

                                                                                 Years Ended
                                                                                 December 31,
                                                                    ---------------------------------------
                                                                          2005                    2004
                                                                    ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                                  $     (1,242,409)       $     1,452,044
 Adjustments to Reconcile Net Income (Loss) to Net Cash
  Provided by Operating Activities
   Depreciation, Depletion, and Amortization                               1,180,997              1,125,012
   Accretion Expense                                                          78,041                 90,001
   Unrealized Loss on Hedges                                               2,551,546              1,367,531
   Gain on Sale of Oil and Gas Properties                                 (1,203,528)              (617,697)
   (Increase) Decrease in
    Restricted Cash                                                          (76,241)                     0
    Production Receivables                                                   435,062             (1,174,533)
    Related Party Receivable (Operating)                                    (241,193)                     0
    Inventory                                                                  3,262                (39,330)
    Prepaid Expenses                                                          58,249                (76,290)
   Increase (Decrease) in
    Accounts Payable                                                        (117,893)               162,931
    Accrued Expenses                                                        (605,201)               653,115
                                                                    ----------------        ---------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                             820,692              2,942,784

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sale of Assets                                             2,741,258                810,000
  Project Advances                                                                 0               (140,248)
  Purchases of Oil and Gas Properties                                       (951,065)            (2,398,998)
                                                                    ----------------        ---------------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                    1,790,193             (1,729,246)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Note Payable                                                       0              5,601,741
  Repayment of Debt                                                       (2,752,725)            (5,521,295)
  Proceeds from Related Party Payable (Financing)                          8,136,423                      0
  Payments of Financing Costs                                                      0                (67,500)
  Contribution from Partner                                                  400,000                      0
  Cash Distributions to Partners and Redemptions                          (9,216,540)              (500,000)
                                                                    ----------------        ---------------
       NET CASH USED BY FINANCING ACTIVITIES                              (3,432,842)              (487,054)
                                                                    ----------------        ---------------
       NET INCREASE (DECREASE) IN CASH                                      (821,957)               726,484

CASH - BEGINNING                                                             821,957                 95,473
                                                                    ----------------        ---------------

         CASH - ENDING                                              $              0        $       821,957
                                                                    ================        ===============

SUPPLEMENTAL DISCLOSURES
  Interest Paid                                                     $        233,661        $       325,020
                                                                    ================        ===============
  Non-Cash Transaction Disclosures
   Distribution of Well to Lance T. Shaner                          $        170,043        $             0
                                                                    ================        ===============
   Redemption - Property Distribution                               $      3,417,758        $             0
                                                                    ================        ===============

See accompanying notes.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

      PennTex Resources, L.P. ("PennTex" or the "Company") was formed on November 12, 1997 as a Texas limited partnership by PennTex Energy, Inc., a Delaware S Corporation owned 100.0 percent by Lance T. Shaner, (1.0 percent General Partner), as general partners, and Lance T. Shaner (59.0 percent) and Thomas J. Taylor (40.0 percent), as the Limited Partners. In September 2005, the partners agreed to a redemption of partnership assets. In consideration for the redemption of his 40.0 percent limited partnership interest, Thomas J. Taylor ("Taylor") was distributed the ownership interests in all wells of PennTex located in the states of Texas, Oklahoma, and New Mexico. There are no significant assets, liabilities, or any other activity in PennTex Energy, Inc., except for its 1.0 percent interest in PennTex. The partnership redemption is more fully described in Note 12.

      PennTex engages in the acquisition of ownership interests in oil and natural gas reserves located on proved developed properties. During 2004, PennTex had non-operated working interests in approximately 2,000 active and non-active wells. In addition, PennTex operated approximately 30 wells and also had royalty interests in approximately 75 wells. Subsequent to the redemption of Taylor's limited partnership interest and as of December 31, 2005, PennTex has interests in approximately 1,630 active and non-active wells. PennTex is no longer the operator of the 30 wells and does not have royalty interests in any wells. PennTex owned interests or operated wells located in Texas, Oklahoma, New Mexico, Indiana, and Illinois during 2004 and 2005. As of December 31, 2005, PennTex owns interest in oil wells located in Indiana and Illinois.

Cash and Cash Equivalents

      PennTex considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

      The restricted cash balance for 2005 represents an account maintained as collateral on the hedges.

Production Receivable

      Production receivables correspond to approximately one to two months of oil and natural gas revenue earned but not received by the associated wells operator. The production receivable is valued at the actual subsequent cash receipt amount and does not bear interest. PennTex assessed the financial strength of its operators and records bad debts as necessary. PennTex does not have any off-balance sheet credit exposure related to its operators.

Inventory

      Inventory consists of PennTex's ownership interests in oil held in terminal tanks located in the field. The inventory is valued at cost.

Financial Instruments

      PennTex's financial instruments consist of cash and restricted cash, commodity collars, production receivables, accounts payable, and a line of credit facility.

Revenue Recognition

      Oil and natural gas revenue is recognized when the oil and natural gas is delivered, a sales agreement exists, collection for the amounts billed is reasonably assured, and the sales price is fixed or determinable.

Hedging Activities

      PennTex mainly uses commodity collars to manage price risk in connection with the sale of oil and natural gas and accounts for those contracts using Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 2005, PennTex also entered into put options. The results of PennTex's oil and natural gas hedging activities are reflected in the revenue section of the statements of operations.

      PennTex has established the fair value of all hedging instruments using estimates determined by its counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, future prices, volatility, time to maturity, and credit risk. These values PennTex reports in its financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

      SFAS No. 133 establishes accounting and reporting standards requiring hedging activities be recorded at fair value and included in the Balance Sheets as assets or liabilities. The accounting for changes in fair value of a hedging instrument depends on the intended purpose of the hedge and the resulting designation, which is established at the inception of a hedge. For hedging instruments designed as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings. For hedging instruments designated as fair value hedges (in accordance with SFAS No. 133), changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Hedge effectiveness is measured annually based on the relative changes in fair value between the hedging contract and the hedged item over time. However, PennTex's evaluations are not documented, and as a result, it is recording changes on the derivative valuations through earnings.

Loan Costs

      Loan costs consist of debt issuance costs that are amortized over the term of the related debt (See Note 3). The gross carrying amount of loan fees is $90,970 and is presented net of the accumulated amortization of $30,323 and $23,470 for the years ended December 31, 2005 and 2004, respectively.

Income Taxes

      PennTex is treated as a partnership for federal and state income tax purposes. Accordingly, income taxes are not reflected in the financial statements because the resulting profit or loss is included in the income tax returns of the individual partners.

Accounting Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Among the more sensitive of the estimates involves determining the proved reserves, costs to plug a well, and salvage values of equipment, from which the asset retirement obligation and depletion expense is calculated. Estimates are utilized to determine the fair market value of our hedges. Also, management's estimates and assumptions to determine future net cash flows that ascertain asset impairment, if applicable, are subject to variation from actual results.

Oil and Gas Properties Depreciation and Depletion

      PennTex accounts for its oil and natural gas exploration and production activities under the successful efforts method of accounting.

      Oil and natural gas lease acquisition costs are capitalized when incurred. Unproved properties with individually significant acquisition costs are assessed quarterly on a property-by-property basis, and any impairment in value is recognized. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and natural gas properties. Oil and natural gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are expensed. Costs to develop proved reserves, including the costs of all development well and related equipment used in the production of oil and natural gas are capitalized. Workover costs are expensed as incurred.

      Depreciation, depletion, and amortization of the cost of proved oil and natural gas properties are calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion, or amortization is the proved developed reserves. Depreciation, depletion or amortization rates are updated annually to reflect: (1) the addition of capital costs, (2) reserve revisions and additions, (3) property acquisitions and/or property dispositions, and (4) impairment.

      PennTex accounts for impairment under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on its estimate of future natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate. Management determined that no adjustments to the unamortized capitalized cost were necessary as of December 31, 2005 and 2004.

      Upon the sale or retirement of proved oil and natural gas property, or an entire interest in unproved leaseholds, the cost and related accumulated depreciation, depletion, and amortization are removed from the property accounts and the resulting gain or loss is recognized. For sales of a partial interest in unproved leaseholds for cash or cash equivalents, sales proceeds are first applied as a reduction of the original cost of the entire interest in the property and any remaining proceeds are recognized as a gain. Sales of PennTex's assets are more fully described in Note 8.

Asset Retirement Obligation

      Effective January 1, 2004, PennTex adopted SFAS No. 143, "Asset Retirement Obligation." This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition and development of the asset. SFAS No. 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and natural gas properties, this is the period in which the oil and natural gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of PennTex's oil and natural gas properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the well is sold, at which time the liability is reversed. The asset retirement obligation is estimated by discounting the future cash outflows using a credit adjusted risk-free rate of 10.0 percent.

      A summary of the asset retirement obligation is as follows at December 31:

                                                            2005         2004
                                                         ---------     ---------
Beginning Balance - Asset Retirement Obligation          $ 947,000     $       0
Initial Asset Retirement Obligation                              0       856,999
Relief of Obligation due to Sales and Redemption          (170,999)            0
Current Year Accretion Expense                              78,041        90,001
                                                         ---------     ---------
   Total Asset Retirement Obligation                     $ 854,042     $ 947,000
                                                         =========     =========

Natural Gas and Oil Reserve Quantities

      The Company's estimate of proved reserves is based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell, and Associates, Inc. prepares a reserve and economic evaluation of all the Company's properties on a well-by-well basis.

      Reserves and their relation to estimated future net cash flows impact the Company's depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The Company prepares its reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firm described above adheres to the same guidelines when preparing their reserve reports. The accuracy of the Company's reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates.

      The Company's proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of natural gas, natural gas liquids, and oil eventually recovered.

New Accounting Pronouncements

      On March 30, 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN No. 47 was effective for the Company at December 31, 2005 and was applied in estimating the asset retirement obligation.

      On April 4, 2005, the FASB issued FASB Staff Position (FSP) No. 19-1, "Accounting for Suspended Well Costs." This staff position amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and provides guidance about exploratory well costs to companies that use the successful efforts method of accounting. The position states that exploratory well costs should continue to be capitalized if: (1) a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and (2) sufficient progress is made in assessing the reserves and the well's economic and operating feasibility. If the exploratory well costs do not meet both of these criteria, these costs should be expensed, net of any salvage value. Additional annual disclosures are required to provide information about management's evaluation of capitalized exploratory well costs. In addition, the FSP requires annual disclosure of: (1) net changes from period to period of capitalized exploratory well costs for wells that are pending the determination of proved reserves, (2) the amount of exploratory well costs that have been capitalized for a period greater than one year after the completion of drilling and (3) an aging of exploratory well costs suspended for greater than one year with the number of wells it related to. Further, the disclosures should describe the activities undertaken to evaluate the reserves and the projects, the information still required to classify the associated reserves as proved and the estimated timing for completing the evaluation. Application of this pronouncement did not have a significant impact on the Company's financial statements.

2. CONCENTRATIONS OF CREDIT RISK

      At times during the year ended December 31, 2005, the Company's cash balance may have exceeded the Federal Deposit Insurance Corporation's insured limit of $100,000. There were no losses due to concentrations.

3. LINE OF CREDIT FACILITY

      On December 14, 2004, PennTex entered into a $50 million line of credit facility with Guaranty Bank. As of December 31, 2004, the total borrowing base under the line of credit is $6,000,000. The borrowing base is redetermined semi-annually by Guaranty Bank according to the provisions of the agreement. In 2004, PennTex borrowed $5,601,741 under the line of credit. The proceeds of the initial borrowing were used to pay down previously existing debts that financed oil and gas property acquisitions. The previously existing debts consisted of a line of credit and term loans with balances outstanding of $1,000,000 and $4,601,741, respectively, at December 31, 2003. PennTex's oil and natural gas assets secure the line of credit. The line of credit matures in December 2007 and required interest on a floating rate of prime plus 1.25 percent, which was
8.5 percent and 6.5 percent at December 31, 2005 and 2004, respectively. At December 31, 2004, the outstanding balance on the line of credit was $5,301,741. The ending balance as of December 31, 2005 on the line of credit is $2,549,016, which represents the new borrowing base.

4. HEDGING ACTIVITIES

      PennTex's results of operations and operating cash flows are impacted by changes in market prices for oil natural gas. To mitigate a portion of the exposure to adverse market changes, PennTex entered into oil and natural gas hedges. As of December 31, 2005 and 2004, its oil and natural gas hedging instruments consisted of collars and put options. These instruments allow PennTex to predict with greater certainty the effective natural gas price to be received for our hedged production.

      Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, PennTex receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.

      For put options, PennTex pays a cash premium to the counterparty in exchange for the purchase of a put option. If the market price exceeds the fixed price of the put option, then no payment is due from PennTex. If the market price settles below the fixed price put option, then PennTex pays the counterparty such excess.

      PennTex incurred net payments of $2,797,915 and $594,790 under these hedges during the years ended December 31, 2005 and 2004, respectively, which reduced oil and natural gas sales. Unrealized losses associated with these collars are included in earnings and amounted to $2,551,546 and $1,367,531 for the years ended December 31, 2005 and 2004, respectively.

      The following is a summary of PennTex's open collar and put option positions as of December 31, 2005:

                             Notional       Notional
                              Volume         Volume                                                                   Fair Market
Quantity                      (Mcf)          (Bls)            Period             Put Price         Call Price            Value
                             --------       --------     ----------------      ------------      -------------      ---------------
EO - Costless Collar                         180,000     5/1/05 - 4/30/06      $      32.00      $       40.80      $    (1,548,905)
EO - Costless Collar                          96,000     5/1/06 - 4/30/07      $      34.00      $       38.35           (2,372,697)
OTC - Put Option             (90,000)                    4/1/06 - 9/30/06      $       6.00                                   2,525
                                                                                                                    ---------------
  Total Financial
   Instruments Payable       (90,000)        276,000                                                                $    (3,919,077)
                             -------         -------                                                                ---------------

5. COMMITMENTS AND CONTINGENCIES

      Due to the nature of the oil and natural gas business, PennTex is exposed to possible environmental risks. PennTex has implemented various policies and procedures to avoid environmental contamination and risks from environmental contamination. It conducts periodic reviews to identify changes in the environmental risk profile. These reviews evaluate whether there is a probable liability, its amount, and the likelihood that the liability will be incurred. The amount of any potential liability is determined by considering, among other matters, incremental direct costs of any likely remediation and the proportionate cost of employees who are expected to devote a significant amount of time directly to any remediation effort. Management knows of no significant probable or possible environmental contingent liabilities.

      PennTex manages its exposure to environmental liabilities on properties to be acquired by identifying existing problems and assessing the potential liability. PennTex has not experienced any significant environmental liability, and, except as described below, is not aware of any potential environmental issues or claims as of December 31, 2005.

      PennTex Resources Illinois, Inc. ("PennTex Illinois"), the operator of the jointly-owned oil producing properties in Illinois and Indiana in which the Company owns a 25.0 working interest, has, beginning 2002, received complaints from residents in Lawrence County, Illinois regarding odors and corrosion damages they allege are caused by hydrogen sulfide (H2S) gas emissions from a nearby storage facility and from oil production wells. On October 7, 2004, PennTex Illinois received a Violation Notice dated October 6, 2004 pursuant to
Section 31(a)(1) of the Illinois Environmental Protection Act from the Illinois EPA regarding odors allegedly emanating from the Newell Facility emergency pit. On December 16, 2004, PennTex Illinois received a "Request to Provide Information Pursuant to the Clean Air Act" from the US EPA. The US EPA requested certain information necessary to determine whether the Newell Facility was complying with the Illinois State Implementation Plan and the Clean Air Act. On December 27, 2004, PennTex Illinois submitted to the Illinois Environmental Protection Agency a proposed Compliance Commitment Agreement ("CCA") in response to the Violation Notice issued by the Illinois EPA on October 6, 2004 that denied the alleged violations but proposed to periodically clean the emergency pit. On January 26, 2005, the Illinois EPA provided a letter to the company indicating that the submitted CCA had been accepted, thus resolving the Violation Notice. On January 28, 2005, PennTex Illinois submitted to the US EPA a Clean Air Act Information Request Response. On the same date, PennTex Illinois installed H2S scavenger drums and flares on four wells near the complainant's residences. On February 9, 2005, the US EPA requested certain additional data from PennTex Illinois regarding the quantity of H2S emissions from various sources at the Newell Facility and the wells in and around Bridgeport, Illinois. In March 2005, PennTex Illinois engaged ELM Consulting LLC to prepare a Preliminary Action Plan ("PAP") designed to identify and analyze emissions from PennTex Illinois' operations and to propose recommendations to address any identified concerns. A report of ELM Consulting entitled "PAP/Odor Investigation Results" with recommendations was sent to the US EPA on July 18, 2005 (the "ELM Report"). The ELM Report concluded that, for all wells monitored, PennTex Illinois was in compliance with 62 Ill. Adm. Code 240.600 - Well Construction, Operating and Reporting Requirements for Production Wells. The ELM Report stated that this rule requires that concentrations of H2S shall not be greater than 20 parts per million at or within a radial distance of 5 feet from any oil production well. The ELM Report also stated that the information gathered during the odor investigation indicated the Company's compliance with all known federal, state, and local rules and regulations in regard to H2S emissions and exposures. The ELM Report recommended that additional H2S controls, such as a scavenger drums, be taken with respect to two of the monitored wells. The ELM Report stated that high and low instrument data in the vicinity of the Newell Facility indicated average H2S concentrations and that no additional operational controls or modifications appeared to be necessary or feasible to further reduce H2S concentrations in the vicinity of the Newell Facility.

      The ELM Report stated that the low level instrument data indicated that average H2S concentrations in the vicinity of the complainants' residences were low. The ELM Report stated that H2S concentrations in the vicinity of the complainants' residences did not appear to be directly correlated with recorded H2S levels at nearby wells or the Newell Facility. As of December 31, 2005, PennTex did not receive any additional requests for information or notices of investigation from either the Illinois EPA or the US EPA (See Note 18).

6. RELATED PARTY TRANSACTIONS

      PennTex paid $155,167 in administrative, accounting, and tax preparation fees to Shaner Hotel Group Limited Partnership and Tom Taylor & Associates for the year ended December 31, 2004.

      PennTex, in accordance with the terms of an administrative service agreement, paid $320,100 in administrative, accounting, and tax preparation fees to Rex Energy Operating Corp. for the year ended December 31, 2005.

      PennTex Resources Illinois, Inc. is the operator of all the Company's wells. PennTex paid PennTex Resources Illinois, Inc. $817,239 for well overhead charges for the year ended December 31, 2005.

      PennTex transferred ownership of a well recorded at $170,043 to Lance T. Shaner. This transfer reduced the related party payable due to Lance T. Shaner by an equal amount. There is no gain recorded by the Company on this distribution.

      See also Note 12.

7. PARTNERSHIP AGREEMENT

      In accordance with the partnership agreement, allocations of income or loss and distributions were made in accordance with each partners' percentage interest until the partnership redemption. The partnership agreement allows for priority distributions. Priority distributions are preferential distributions of cash flow to the partners equal to 10.0 percent per year or a proportional amount for any partial year, or the aggregate amount of the capital return of all partners as adjusted from time to time. PennTex made priority distributions in the amount of $1,550,000 and $500,000 for the years ended December 31, 2005 and 2004, respectively.

8. SALES OF INTERESTS IN OIL AND GAS PROPERTIES

      In November 2004, PennTex sold its interest in the certain oil and gas properties for $730,000. The transaction resulted in the Company recording a gain on sale of $628,510.

      In February 2004, PennTex sold its interest in the Thomas South oil and gas properties located in Dawson County, Texas for $25,000. The transaction resulted in the Company recording a loss on sale $10,813.

      In January 2005, PennTex sold its interests in the Black Fork Creek oil and gas field located in Smith County, Texas for $2,971,400. The sale resulted in a gain on disposal of $1,203,528.

9. ACQUISITIONS OF OIL AND GAS PROPERTIES

      In March 2004, PennTex acquired proved oil interests in approximately 1,600 wells located in the Illinois basin for $2,750,000.

10. MAJOR CUSTOMER

      PennTex sold 100.0 percent of its production in the Illinois basin to Countrymark Cooperative in 2005 and 2004.

11. FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments." PennTex has determined the estimated fair value amounts by using available market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

      The carrying value of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. PennTex estimates the carrying value of its line of credit to approximate fair value due to the credit facility carrying a market rate of interest.

      The fair value of the liability associated with its hedging instruments is $3,919,077 and $1,367,531 for the years ended December 31, 2005 and 2004, respectively. The fair value is based on valuation methodologies of its counterparty. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

12. PARTNERSHIP REDEMPTION

      On October 17, 2005, the Company redeemed the 40.0 percent limited partnership interest of Thomas J. Taylor in the Company. The redemption price was paid, in part, in the form of a distribution to Mr. Taylor of all of the Company's oil and gas producing properties in the states of Texas, Oklahoma, New Mexico, Arkansas, and Louisiana. The distribution of producing properties did not include the Company's jointly-owned oil producing properties located in the states of Illinois and Indiana.

      The value of the partnership redemption was $11,084,230. Of this amount, $7,666,540 was distributed to Thomas J. Taylor in the form of cash. A distribution of net book value of property in the amount of $3,417,758 was also made. The cash distribution was financed by a personal loan to PennTex from Lance T. Shaner. This loan has no term, no interest rate, and no interest was paid. Proceeds from the loan were used by PennTex to make the cash distribution to Thomas J. Taylor and applied as a pay-down to the line of credit facility.

13. COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION AND DEVELOPMENT ACTIVITIES

      Costs incurred by PennTex in oil and natural gas property acquisitions and developments are presented below:

                                                           2005          2004
                                                        ----------    ----------
Oil and Natural Gas Property Acquisition Costs          $        0    $2,750,000
Development Costs                                          961,065       595,998
                                                        ----------    ----------
   Total                                                $  961,065    $3,345,998
                                                        ==========    ==========

      Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire property. Development costs include costs incurred to gain access to and prepare development well locations for drilling, to drill and equip development wells, and to provide facilities to extract, treat, and gather oil and natural gas.

14. OIL AND NATURAL GAS CAPITALIZED COSTS

      Aggregate capitalized costs for PennTex related to oil and natural gas production activities with applicable accumulated depreciation and depletion are presented below:

                                                        2005           2004
                                                    ------------   ------------
Proved Oil and Natural Gas Properties               $  3,684,549   $  9,687,996
Capitalized Asset Retirement Obligation Costs            686,000        865,999
Undeveloped Properties                                         0              0
                                                    ------------   ------------
   Total                                               4,370,549     10,553,995
Less: Accumulated Depreciation and Depletion            (978,623)    (1,952,749)
                                                    ------------   ------------
   Total                                            $  3,391,926   $  8,601,246
                                                    ============   ============

15. RESULTS OF OIL AND NATURAL GAS PRODUCING ACTIVITIES

      The results of operations for oil and natural gas producing activities (excluding overhead and interest costs) are presented below:

                                                        2005           2004
                                                    ------------   ------------
Revenue
  Oil and Natural Gas Sales                         $ 11,350,224   $  9,962,408
  Realized Losses on Hedges                           (2,797,915)      (594,790)
  Unrealized Loss on Hedges                           (2,551,546)    (1,367,531)
                                                    ------------   ------------
     Net Oil and Natural Gas Sales                     6,000,763      8,000,087

Expenses
  Operating Expenses                                   4,882,320      5,088,592
  Workover Expenses                                    1,215,953              0
  Severance and Other Taxes                              232,449        268,000
  Accretion Expense on Asset Retirement Obligation        78,041         90,001
  Depreciation and Depletion                           1,129,599      1,096,786
                                                    ------------   ------------
     Total Expenses                                    7,538,362      6,543,379
                                                    ------------   ------------
     Results of Operations for Oil and Natural Gas
      Producing Activities                          $ (1,537,599)  $  1,456,708
                                                    ============   ============

      Production costs include those costs incurred to operate and maintain productive wells and related equipment, including such costs as labor, repairs, maintenance, materials, supplies, fuel consumed, insurance, and other production taxes. In addition, production costs include administrative expenses applicable to support equipment associated with these activities.

      Depreciation, depletion, and amortization expense includes those costs associated with capitalization acquisitions and development costs, but does not include the depreciation applicable to support equipment.

      There is no provision for income taxes because PennTex is a nontaxable entity.

16. OIL AND NATURAL GAS RESERVE QUANTITIES (UNAUDITED)

      Independent engineers, Netherland, Sewell and Associates, Inc., have evaluated PennTex's proved reserves of the oil and natural gas wells located in Indiana and Illinois.

      PennTex emphasizes that reserve estimates are inherently imprecise. PennTex's oil and natural gas reserve estimates of wells were generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates are expected to change, and such change could be material and occur in the near term as future information becomes available.

      Proved oil and natural gas reserves represent the estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable accuracy will be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by oil and natural gas and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

      Proved developed oil and natural gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Additional gas expected to be obtained through the application of other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the installed program has confirmed through production responses that increased recovery will be achieved.

      Presented below is a summary of changes in estimated reserves of the oil and natural gas wells located in Illinois and Indiana at December 31, 2005:

                                                     Natural Gas         Oil
                                                        (mcf)           (bls)
                                                     -----------      ---------
Proved Reserves - Beginning of Period                  2,308,851      1,919,261
Extensions, Discoveries, and Other Additions                   0              0
Plus/Minus Revisions of Previous Estimates                     0        622,226
Less Sale of Reserves                                 (2,070,376)       (50,642)
Production                                              (238,475)      (185,228)
                                                     -----------      ---------
   Proved Reserves - End of Period                             0      2,305,617
                                                     ===========      =========

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

      Statement of Financial Accounting Standard No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to the estimated proven reserves. PennTex has followed these guidelines, which are briefly discussed below.

      Future cash inflows and future production and development costs are determined by applying year-end prices and costs to estimate quantities of natural gas to be produced. Actual future prices and costs may be materially higher or lower than the year-end prices and costs used. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. The resulting future net cash flows are reduced to present value amounts by applying a 10.0 percent annual discount factor.

      The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates reflect the valuation process.

      The following summary sets forth our future net cash flows relating to proved natural gas reserves based on the standardized measure prescribed by SFAS 69 at December 31, 2005:

Future Cash Inflows                                           (a) $ 130,380,768
Future Production Costs                                             (68,080,355)
Future Development Costs                                             (3,950,772)
                                                                  -------------
   Net Future Cash Inflows                                           58,349,641
Less: Effect of a 10.0% Discount Factor                             (25,383,960)
                                                                  -------------
      Standardized Measure of Discounted Future Cash Flows        $  32,965,681
                                                                  =============

(a) Calculated using weighted average prices of $56.55 per barrel of oil.

      The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

Standardized Measure - Beginning of Period                        $  16,638,199
Sales of Natural Gas Produced - Net of Production Costs              (4,989,125)
Development Costs Incurred                                              412,243
Net Changes in Prices                                                42,435,254
Net Changes in Production Costs                                     (23,294,730)
Revisions of Previous Quantity Estimates                              8,810,095
Sales of Reserves                                                    (7,088,957)
Accretion of Discount                                                    42,702
                                                                  -------------
   Standardized Measure - End of Period                           $  32,965,681
                                                                  =============

17. RESTATEMENT OF PREVIOUSLY ISSUED STATEMENTS DUE TO CORRECTIONS

      PennTex has restated its previously issued 2004 financial statements for matters related to the following previously reported items: recognition of inventory costs; adjustments to the asset retirement obligation and accretion expense; and adjustments to accumulated depletion and depletion expense. The accompanying financial statements for 2004 have been restated to reflect the corrections. The following is a summary of the restatements for 2004:

Inventory Valuation Adjustments                                     $    27,677
Adjustment to the Asset Retirement Obligation
 and Accretion Expense                                                  (60,858)
Adjustment to Calculate Tangible Well Equipment
 on the Units of Production Method                                      (48,032)
Adjustment for a Mark to Market Adjustment of Hedging
 Instruments Through Earnings                                        (1,367,531)
                                                                    -----------
   Total Reduction in 2004 Earnings                                 $(1,448,744)
                                                                    ===========

      The effect on the Company's previously issued 2004 financial statements are summarized as follows:

Balance Sheet as of December 31, 2004

                                                   Previously           Increase
                                                    Reported            (Decrease)            Restated
                                                ----------------       -------------       --------------
Current Assets                                  $      2,636,786       $      99,831       $    2,736,617
Net Property and Equipment                      $      8,028,849       $     572,397       $    8,601,246
Total Assets                                    $     10,733,135       $     672,228       $   11,405,363
Asset Retirement Obligation                     $        335,315       $     611,685       $      947,000
Total Liabilities                               $      7,880,058       $     611,685       $    8,491,743
Other Comprehensive Loss                        $      1,367,531       $  (1,367,531)      $            0
Total Partners' Equity                          $      2,853,078       $      60,542       $    2,913,620
Total Liabilities and Partners' Equity          $    $10,733,135       $     672,228       $   11,405,363

          Statement of Operations for the Year Ended December 31, 2004

                                                  Previously         Increase
                                                   Reported         (Decrease)            Restated
                                                 -----------        -----------         -----------
Total Revenue                                    $ 9,367,618        $(1,367,531)        $ 8,000,087
Depreciation, Depletion, and Amortization        $ 1,104,468        $    20,544         $ 1,125,012
Accretion Expense                                $    29,143        $    60,858         $    90,001
Net Income                                       $ 2,900,788        $(1,448,744)        $ 1,452,044

18. SUBSEQUENT EVENTS

      On January 16, 2006, the Company, along with certain affiliated companies and individuals, namely Rex Energy Operating Corp., PennTex Illinois, Douglas Oil & Gas Limited Partnership, Rex Royalties Limited Partnership, Midland Exploration Limited Partnership, Rex Wabash, LLC, Lance T. Shaner and Benjamin
W. Hulburt (collectively, the "Sellers"), signed a definitive Purchase Agreement (the "Purchase Agreement") with Baseline Oil & Gas Corp., a Nevada corporation ("Baseline"). Pursuant to the Purchase Agreement, subject to the satisfaction of various terms and conditions, the Company has agreed to sell all of its assets to Baseline. The Purchase Agreement provides that Baseline will at the closing assume certain liabilities of the Sellers, including post-closing obligations related to the day-to-day ownership and operations of the assets to be conveyed, pre-closing and post-closing environmental liabilities, personal injury and property damage liabilities incurred on or with respect to such properties, and liabilities of the Sellers under (i) the Sellers' employee benefit plans, (ii) the Sellers' obligations to indemnify their respective directors, officers, partners, and employees under their charters, bylaws, agreements, or under law,
(iii) sales and use taxes arising out of the transactions contemplated under the Purchase Agreement, and (iv) all liabilities of the Sellers under contracts, leases, and other agreements relating to the acquired assets to be conveyed by the Sellers under the Purchase Agreement. The closing of the transactions contemplated by the Purchase Agreement is expected to occur in April 2006. It is the intent of the general partner of the Company that should the closing of the transaction occur, the proceeds of the sale less any outstanding liabilities, will be distributed to the Company's partners and the Company will be dissolved.

      On January 19, 2006, the Company and PennTex Illinois, as co-borrowers, entered into a revolving line of credit of up to $22,500,000 with Manufacturers and Traders Trust Company, as agent (the "Agent") (the "M&T Loan"). The Borrowing Base, as of January 16, 2006, for the M&T Loan is $18,500,000. Interest on loans accrues and is payable at a rate per annum equal to the base rate from time to time in effect, plus one percent (1.0%). The base rate is equal to the rate of interest per annum then most recently established by the Agent as its "prime rate", which rate may not be the lowest rate of interest charged by the Agent to its borrowers. Interest is calculated on unpaid sums actually advanced and outstanding and only for the period from the date or dates of such advances until repayment. Accrued and unpaid interest on aggregate outstanding balances is due monthly and commenced in January 2006. There are no principal payments due monthly. The loan matures on January 16, 2009. The borrowers are jointly and severally liable with respect to borrowings under the M&T Loan. Each borrower has guaranteed the full and timely payment by the other borrower of each and every obligation and liability of such other borrower to the lenders. In addition, borrowings under the loan are guaranteed by the co-borrowers' sole owner, Lance T. Shaner. The M&T Loan is secured by each of the borrowers assets and oil producing properties located in the states of Illinois and Indiana. Borrowings from the M&T Loan were used to repay all borrowings of the Company under a reducing revolving line of credit of up to $50,000,000 with Guaranty Bank, FSB.

      On March 13, 2006, PennTex Illinois received an additional information request from US EPA related to H2S odor complaints in reference to the oil producing properties located in Illinois and Indiana, in which the Company owns a 25.0 percent non-operated working interest (See Note 5). The US EPA requested additional information relating to, among other matters, PennTex Illinois' installation of flares to control H2S emissions. The letter from the US EPA requests a response from the Company within 14 days of receipt of the letter. Management of PennTex Illinois has informed the Company that it intends to request an extension of the 14-day time limit, but that it intends to cooperate with the US EPA in responding to its information requests and concerns.

                           REX ENERGY OPERATING CORP.

                              FINANCIAL STATEMENTS

                               FOR THE PERIOD FROM
                         INCEPTION TO DECEMBER 31, 2005

                                TABLE OF CONTENTS
                                -----------------

                                                                     PAGE NUMBER
                                                                     -----------

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                                   F-101

FINANCIAL STATEMENTS

BALANCE SHEET                                                            F-102

STATEMENT OF OPERATIONS                                                  F-103

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT                            F-104

STATEMENT OF CASH FLOWS                                                  F-105

NOTES TO FINANCIAL STATEMENTS                                        F-106-112

             Report of Independent Registered Public Accounting Firm

To the Shareholders of
Rex Energy Operating Corp.
State College, Pennsylvania

We have audited the accompanying balance sheet of the Rex Energy Operating Corp. as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from inception to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rex Energy Operating Corp. as of December 31, 2005, and the results of its operations and its cash flows for the period from inception to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Malin, Bergquist & Company, LLP

Pittsburgh, Pennsylvania
March 13, 2006

                           REX ENERGY OPERATING CORP.

                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   160,297
  Receivable from Employees                                             253,213
  Related Party Receivable                                              138,370
  Prepaid Expenses                                                       71,352
    TOTAL CURRENT ASSETS                                                623,232

FIXED ASSETS
  Vehicles and Equipment                                                 76,790
  Less: Accumulated Depreciation                                         (6,301)
    FIXED ASSETS - NET                                                   70,489

INVESTMENT IN NEW ALBANY-INDIANA, LLC (Note 12)                       1,715,000

DEPOSITS                                                                 45,000

    TOTAL ASSETS                                                    $ 2,453,721

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts Payable                                                  $   296,835
  Related Party Payable                                                 302,445
  Due to Lance Shaner (Note 12)                                       1,715,000
  Accrued Expenses                                                      256,815
  Note Payable - Current Portion                                          4,641
    TOTAL CURRENT LIABILITIES                                         2,575,736

NOTE PAYABLE - LONG TERM                                                 25,902

    TOTAL LIABILITIES                                                 2,601,638

STOCKHOLDERS' DEFICIT
  Capital Stock; 3,000 Shares Authorized, 100 Shares Issued
  and Outstanding - Par Value $1.00                                         100
  Accumulated Deficit                                                  (148,017)
    TOTAL STOCKHOLDERS' DEFICIT                                        (147,917)

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $ 2,453,721

See accompanying notes.

                           REX ENERGY OPERATING CORP.

                             STATEMENT OF OPERATIONS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2005

OPERATING REVENUE
  Management Fees from Affiliates                                   $ 6,355,752
  Other Income                                                           48,707
                                                                    -----------
     TOTAL OPERATING REVENUE                                          6,404,459

OPERATING EXPENSES                                                    6,452,476
                                                                    -----------

     NET LOSS                                                       $   (48,017)
                                                                    ===========

See accompanying notes.

                           REX ENERGY OPERATING CORP.

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR PERIOD FROM INCEPTION TO DECEMBER 31, 2005

                                                    Capital        Stockholders'
                                                     Stock            Deficit
                                                   ---------       ------------
BEGINNING BALANCE                                  $       0       $          0

INCEPTION                                                100

DISTRIBUTIONS                                                          (100,000)

NET LOSS                                                                (48,017)
                                                   ---------       ------------

  ENDING BALANCE                                   $     100       $   (148,017)
                                                   =========       ============

See accompanying notes.

                           REX ENERGY OPERATING CORP.

                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                             $ (48,017)
 Adjustments to Reconcile Net Loss to Net Cash Provided
  by Operating Activities
   Depreciation                                                           6,301
   (Increase) Decrease in
    Receivables                                                        (391,583)
    Prepaid Expenses                                                    (71,352)
    Deposits                                                            (45,000)
   Increase (Decrease) in
    Accounts Payable                                                    856,095
                                                                      ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                        306,444

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchases of Vehicles and Equipment                                   (76,790)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Vehicle Loan                                             30,543
  Capital Contribution                                                      100
  Distributions to Stockholders                                        (100,000)
       NET CASH USED BY FINANCING ACTIVITIES                            (69,357)
                                                                      ---------

       NET INCREASE IN CASH                                             160,297

CASH - BEGINNING                                                              0
                                                                      ---------

       CASH - ENDING                                                  $ 160,297
                                                                      =========

See accompanying notes.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

      Rex Energy Operating Corp. (the "Company") was organized on October 8, 2004, under the laws of the State of Delaware and began its primary operations on January 1, 2005 (business inception). Its common shares are owned 60.0 percent by Lance T. Shaner (who serves as its Chairman and Chief Executive Officer) and 40.0 percent by Benjamin W. Hulburt (who serves as its President). The Company does not have any preferred stock issued or outstanding. The Company was organized for the purpose of managing oil and gas properties, and providing administrative and oil field services to entities affiliated with the owners of the Company.

Revenue Recognition

      The Company provides management services to affiliated companies in the oil and gas industry. The Company has entered into administrative services agreements, which provide for pre-determined fixed monthly management fees. The Company also acts as common paymaster for certain costs of the entities. Non-administrative costs incurred on behalf of the affiliates are billed to the affiliates at actual costs to the Company. Since the Company is the primary obligor of these costs, they are recorded as revenue and expenses of the Company. Revenue is recognized when services are provided. Management considers all amounts billed and receivable to be fully collectable.

Cash Equivalents

      The Company considers investments in all highly liquid instruments with maturities of three months or less at date of purchase to be cash equivalents.

Fixed Assets

      Fixed assets primarily include a vehicle and office equipment. These assets are being depreciated on a straight-line basis over their estimated useful lives of seven years.

Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those estimates.

2. CONCENTRATION OF CREDIT RISKS

      At times during the year ended December 31, 2005, the Company's cash balance may have exceeded the Federal Deposit Insurance Corporation's insured limit of $100,000. There were no losses incurred due to concentrations.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments." We have determined the estimated fair value amounts by using available market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

      The carrying value of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.

4. INCOME TAXES

      No provision for income taxes is made in the Company's financial statements as the Company has elected sub-chapter S corporation status. The Company's income or loss is included in the income tax returns of the individual stockholders.

5. ADVERTISING EXPENSE

      Advertising costs are expensed as incurred and equaled $22,571 for the period from inception to December 31, 2005.

6. 401(K) PLAN

      The Company sponsors a 401(k) Plan for its eligible employees who have satisfied age and service requirements. Employees can make contributions to the plan up to allowable limits. Company contributions to the plan are discretionary. Company contributions to the plan were $108,800 for the period from inception to December 31, 2005. The Company paid $4,462 of expenses on behalf of the 401(k) plan for the year ended December 31, 2005.

7. NOTE PAYABLE

      The Company has a vehicle loan payable with an outstanding balance of $30,543 at December 31, 2005. Payments of principal and interest at 7.8 percent per annum are equal to $539 per month. Principal maturities are as follows at December 31:

2006                                             $         4,641
2007                                                       5,014
2008                                                       5,419
2009                                                       5,857
2010                                                       6,384
Thereafter                                                 3,228
                                                 ---------------
       Total Note Payable                        $        30,543
                                                 ===============

8.     LEASE COMMITMENTS

      The Company has lease commitments for three different locations. Lease commitments by year for each of the next five years are as follows at December 31:

2006                                             $        81,477
2007                                                      72,714
2008                                                      45,340
2009                                                      22,464
2010                                                       9,360
                                                 ---------------
       Total                                     $       231,355
                                                 ===============

9. RELATED PARTY TRANSACTIONS

      The Company receives all of its revenue from companies engaged in the oil and gas industry, which are affiliated with the Company's stockholders, Lance T. Shaner and Benjamin W. Hulburt. The Company has entered into administrative services agreements with these companies, which provide for payment of a pre-determined monthly management fee to the Company.

      The Company leases approximately 3,725 square feet of office space from Shaner Brothers, LLC, a Pennsylvania limited liability company, which is owned by Lance T. Shaner, and his brother, Fredrick J. Shaner. Shaner Brothers is controlled by Lance T. Shaner. This office space is located at 1965 Waddle Road, State College, Pennsylvania. Management of the Company expects this office space will become the headquarters of Baseline and the Company following the closing of the transactions with Baseline (as described in Note 13). This office space is currently leased by Rex Energy pursuant to an oral month-to-month agreement with Shaner Brothers at a fixed monthly rental rate of $5,000 per month. The Company believes that the terms of this lease are comparable to terms that could be obtained at an arm's length basis in the State College, Pennsylvania area for similar leases for similar space. If the closing with Baseline occurs, management of the Company expects that the Company will continue to lease this office space. If the closing with Baseline occurs, Lance T. Shaner will become Baseline's Chairman and Interim Chief Executive Officer and a significant stockholder of Baseline.

      Management of the Company believes that it will move its headquarters to 1975 Waddle Road, State College, Pennsylvania upon the completion of the construction of a new office building at that location. It is expected that construction of the building will be completed during or before August 2006. The building will be approximately 5,270 square feet and will also be owned by Shaner Brothers. The Company believes that the lease agreement with Shaner Brothers will provide for rental payments in the amount of approximately $8,000 per month and will be for an initial term of up to three (3) years. The Company believes that the terms of the proposed lease agreement with Shaner Brothers for the new office space are comparable to terms that could be obtained at an arm's length basis in the State College, Pennsylvania area for similar leases for similar space. The Company is negotiating the terms of a written lease agreement with Shaner Brothers for this office space.

      The Company obtains certain administrative services from Shaner Solutions Limited Partnership, a Delaware limited partnership controlled by Lance T. Shaner. Pursuant to an oral month-to-month agreement with the Company, Shaner Solutions provides human resources, payroll, tax, insurance, information technology, and other services to the Company for a fixed monthly fee of $15,000, plus reimbursement for reasonable out-of-pocket expenses. Management of the Company believes that the amount charged by Shaner Solutions is comparable to rates obtainable at an arm's length basis in the State College, Pennsylvania area for similar services.

      If the transaction with Baseline occurs, management of the Company expects to amend its agreement with Shaner Solutions to provide that, following the closing of the transaction with Baseline, Shaner Solutions will provide human resources, tax, and payroll services to the Company for a fixed monthly fee of $8,000, plus reimbursement for reasonable out-of-pocket expenses.

10. EMPLOYEE RECEIVABLES

      Receivables from employees as of December 31, 2005 were $253,213. Of this amount, $155,222 represents advances to employees so they could purchase oil and gas properties associated with Rex Energy II Limited Partnership. There are no repayment terms.

      The remaining balance of $97,991 represents the balance outstanding on other advances to three employees. These advances are in the form of prepaid compensation. A total of $130,000 was advanced to these three employees in 2005. The advances are forgiven if the employees continue to provide future services over periods ranging from 3 to 5 years. The advances will be expensed over the 3 to 5 year service terms. If an employee leaves, the balance outstanding is due back to the Company. In 2005, the expense recognized for the portion of the advance forgiven was $32,667.

11. OTHER CONCENTRATIONS AND RISKS

      Most of all revenue and receivables are from related entities involved in the oil and gas business. Those entities are subject to various market and environmental risks associated with the oil and gas industry. Management knows of no significant probable or possible environmental contingent liabilities.

12. INVESTMENT IN NEW ALBANY-INDIANA, LLC

      On November 25, 2005, the Company entered into a joint venture with Baseline Oil & Gas Corp., a Nevada corporation ("Baseline") for the purpose of acquiring working interests in leasehold acreage in the Illinois Basin located in Southern Indiana known to contain New Albany Shale formations. Under this joint venture, the Company, Rex Energy Wabash, LLC, and Baseline formed New Albany-Indiana, LLC, a Delaware limited liability company ("New Albany"). At the time of formation of New Albany, Baseline had a 49.0 percent membership interest, the Company had a 49.0 percent membership interest, and Rex Energy Wabash, LLC had a 1.0 percent membership interest. Rex Energy Wabash, LLC serves as the managing member of New Albany. There was no operating activity in New Albany in 2005 except for a deposit by New Albany for the purchase of lease interests and oil and gas properties in the Illinois Basin. There was no income or expense in New Albany in 2005.

13. SUBSEQUENT EVENTS

      The Company's capital contribution to New Albany was $1,715,000, which was borrowed from Lance T. Shaner. The loan did not have a repayment term or require interest. On January 30, 2006, the Company transferred its membership interest to certain affiliates of the Company and withdrew as a member.

      On January 16, 2006, Lance T. Shaner and Benjamin W. Hulburt, the stockholders of the Company, along with certain affiliated companies, namely PennTex Resources, L.P., PennTex Resources Illinois, Inc., Douglas Oil & Gas Limited Partnership, Douglas Westmoreland Limited Partnership, Midland Exploration Limited Partnership, and Rex Wabash, LLC entered into a definitive Purchase Agreement (the "Purchase Agreement") with Baseline Oil & Gas Corp., a Nevada corporation ("Baseline"). Pursuant to the Purchase Agreement, subject to the satisfaction of various terms and conditions, Lance T. Shaner and Benjamin
W. Hulburt agreed to sell all of the outstanding capital stock of the Company to Baseline. The closing of the transactions contemplated by the Purchase Agreement is expected to occur in April 2006. Following the closing of the transaction with Baseline, the Company will become a wholly-owned subsidiary of Baseline and a change in control of the Company will have occurred.

      On January 30, 2006, the Company withdrew as a member from New Albany and assigned its membership interests to several of its affiliates, namely Lance T. Shaner, Shaner & Hulburt Capital Partners Limited Partnership, Rex Energy II Limited Partnership, Douglas Oil & Gas and Rex Wabash (collectively, the "LLC Assignees"). Following the transfer to the LLC Assignees, Baseline owned a 50.0 percent membership interest in New Albany and the LLC Assignees together owned a
49.0 percent membership interest in New Albany. Rex Wabash, LLC, a Delaware limited liability company, owns 1.0 percent of New Albany and is the managing member of the LLC.

      On March 6, 2006, New Albany entered into a Purchase and Sale Agreement with Source Rock Resources, Inc. ("Source Rock"), a Delaware corporation (the "Source Rock Agreement"). Pursuant to the Source Rock Agreement, New Albany agreed to purchase a 45.0 percent working interest in certain oil, gas, and mineral leases covering approximately 21,000 acres in Knox and Sullivan Counties in Indiana. The purchase price paid by New Albany was $736,000. The closing of the transaction with Source Rock was completed on March 6, 2006. In connection with the acquisition from Source Rock, New Albany entered into an Exploration Agreement with Source Rock on March 6, 2006 (the "Exploration Agreement"). The Exploration Agreement established an Area of Mutual Interest ("AMI") between Source Rock and New Albany in Knox and Sullivan Counties in Indiana. On March 6, 2006, the Company also executed the Exploration Agreement for the sole purpose of providing a limited guaranty to Source Rock of certain obligations of New Albany arising under the Exploration Agreement. The Company agreed to guaranty the performance by New Albany of certain performance obligations contained in the Exploration Agreement relating to leasing activities within the AMI, and the payment of certain leasing fees to Source Rock by New Albany. The guaranty is secondary to that of New Albany and Source Rock is required to give the Company reasonably prompt written notice of any failure of New Albany to pay, perform, complete, or satisfy the guaranteed obligations when due. The guaranty is conditional in that it is a guaranty of collection only and the Company is not obligated to make any payments or perform any obligations under the guaranty until all reasonable attempts to collect or enforce the guaranteed obligations against New Albany have failed. Under the guaranty, Source Rock has the right, in the same proceedings in which Source Rock may seek a recovery against New Albany for alleged breaches of its obligations to Source Rock, to institute a proceeding against the Company to enforce its obligations under the guaranty. In the event of a judgment in any such proceeding that the Company is liable to Source Rock under the terms of the guaranty, Source Rock may only seek enforcement of such judgment against the Company after Source Rock has first reduced its claims to a judgment against New Albany for which execution is returned unsatisfied or unless New Albany has become insolvent as evidenced by a bankruptcy or insolvency proceeding being filed against it which remains un-dismissed for a period of six months. The limited guaranty is enforceable by Source Rock only and may not be assigned without the express written consent of the Company.

REX ENERGY ROYALTIES
LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

REX ENERGY ROYALTIES LIMITED PARTNERSHIP

                                TABLE OF CONTENTS
                                -----------------

                                                                     PAGE NUMBER
                                                                     -----------

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                                    F-114

FINANCIAL STATEMENTS

BALANCE SHEETS                                                            F-115

STATEMENTS OF OPERATIONS                                                  F-116

STATEMENTS OF CHANGES IN PARTNERS' EQUITY                                 F-117

STATEMENTS OF CASH FLOWS                                                  F-118

NOTES TO FINANCIAL STATEMENTS                                         F-119-126

             Report of Independent Registered Public Accounting Firm

To the Partners of
Rex Energy Royalties Limited Partnership
State College, Pennsylvania

We have audited the accompanying balance sheets of Rex Energy Royalties Limited Partnership as of December 31, 2005 and 2004 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rex Energy Royalties Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Malin, Bergquist & Company, LLP

Pittsburgh, Pennsylvania
March 13, 2006

                    REX ENERGY ROYALTIES LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                                            December 31,
                                                              ----------------------------------------
                                                                    2005                    2004
                                                              ----------------       -----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                        $            711       $          60,182
  Royalty Receivable from Related Party                                413,734                  62,890
  Other Receivable                                                       3,683                       0
                                                              ----------------       -----------------
    TOTAL CURRENT ASSETS                                               418,128                 123,072

COST OF ROYALTY INTERESTS
  Royalty Interests in Proved Developed Properties                   1,500,000               1,500,000
  Less:  Accumulated Depletion                                        (134,914)                (54,166)
    NET BOOK VALUE OF ROYALTY INTERESTS                              1,365,086               1,445,834
                                                              ----------------       -----------------
      TOTAL ASSETS                                            $      1,783,214       $       1,568,906
                                                              ================       =================

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
  Related Party Payable                                       $         10,374       $           7,763
  Accrued Distributions to Partners                                    300,000                       0
  Accrued Expenses                                                       8,000                   6,000
                                                              ----------------       -----------------
    TOTAL CURRENT LIABILITIES                                          318,374                  13,763

PARTNERS' EQUITY                                                     1,464,840               1,555,143
                                                              ----------------       -----------------
      TOTAL LIABILITIES AND PARTNERS' EQUITY                  $      1,783,214       $       1,568,906
                                                              ================       =================

See accompanying notes.

                    REX ENERGY ROYALTIES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                            Years Ended
                                                                            December 31,
                                                              ----------------------------------------
                                                                    2005                    2004
                                                              ----------------       -----------------
OPERATING REVENUE
  Royalty Revenue                                             $        790,720       $         404,478
  Hedging  Settlements                                                 (23,195)                (31,645)
                                                              ----------------       -----------------
    TOTAL OPERATING REVENUE                                            767,525                 372,833

OPERATING EXPENSES
  Management Fee - Rex Energy Operating Corp.                           28,007                  17,933
  General and Administrative                                            23,107                   8,286
  Depletion Expense                                                     80,747                  54,166
                                                              ----------------       -----------------
    TOTAL OPERATING EXPENSES                                           131,861                  80,385
                                                              ----------------       -----------------
      NET INCOME                                              $        635,664       $         292,448
                                                              ================       =================

See accompanying notes.

                    REX ENERGY ROYALTIES LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                          YEAR ENDED DECEMBER 31, 2005

                                                                      Partners'
                                                                       Equity
                                                                    -----------
BEGINNING BALANCE                                                   $ 1,555,143

CAPITAL CONTRIBUTIONS                                                         0

PRIORITY DISTRIBUTIONS                                                 (103,467)

EXCESS DISTRIBUTIONS                                                   (622,500)

NET INCOME                                                              635,664
                                                                    -----------

  ENDING BALANCE                                                    $ 1,464,840
                                                                    ===========

YEAR ENDED DECEMBER 31, 2004

                                                                      Partners'
                                                                       Equity
                                                                    -----------
BEGINNING BALANCE                                                   $   438,683

CAPITAL CONTRIBUTIONS                                                 1,040,000

PRIORITY DISTRIBUTIONS                                                 (103,488)

EXCESS DISTRIBUTIONS                                                   (112,500)

NET INCOME                                                              292,448
                                                                    -----------

  ENDING BALANCE                                                    $ 1,555,143
                                                                    ===========

See accompanying notes.

                    REX ENERGY ROYALTIES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                            Years Ended
                                                                            December 31,
                                                                 -------------------------------
                                                                     2005                2004
                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                      $   635,664         $   292,448
 Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities
   Depletion                                                          80,747              54,166
   (Increase) Decrease in
    Royalty Receivable                                              (350,843)            (62,890)
    Other Receivable                                                  (3,683)                  0
   Increase (Decrease) in
    Related Party Payable                                              2,611               7,763
    Accrued Expenses                                                   2,000               6,000
                                                                 -----------         -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                     366,496             297,487

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchases of Natural Gas Royalty Interests                               0          (1,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital Contributions                                                    0           1,040,000
  Distributions to Partners                                         (425,967)           (215,988)
                                                                 -----------         -----------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (425,967)            824,012
                                                                 -----------         -----------

       NET DECREASE IN CASH                                          (59,471)           (378,501)

CASH - BEGINNING                                                      60,182             438,683
                                                                 -----------         -----------

       CASH - ENDING                                             $       711         $    60,182
                                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURES
 Non-Cash Activity
  Distributions to Partners - Accrued                            $   300,000         $         0
                                                                 ===========         ===========

See accompanying notes.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

      Rex Energy Royalties Limited Partnership ("Rex Royalties" or the "Company") was originally formed pursuant to the Delaware Revised Uniform Limited Partnership Act on September 1, 2002. As of December 31, 2005, Rex Royalties consists of the general partner, Douglas Oil & Gas Limited Partnership (10.0 percent) and fourteen Class A limited partners (90.0 percent). The general partner will own a 10.0 percent interest in Rex Royalties until such point as the limited partners receive their invested capital back, through cash distributions, at which point the general partner will own 50.0 percent of the Company. The Company's purpose is to acquire, own, operate, manage, lease, develop, or otherwise dispose of royalty interests in proved and producing natural gas wells. The Company does not engage in the acquisition of working interests in oil and gas properties, or engage in the exploration, development, production, or operational activities with respect to any oil and gas property.

Distributions to Class A Limited Partners

      Class A limited partners of the Company are entitled to receive priority distributions. Priority distributions are defined as a preferential distribution of net cash flow equal to 8.0 percent per annum of the Class A limited partners' undistributed capital accounts. Remaining net cash flow is distributed to partners of the Company in accordance with their respective percentage interest in the Company. Additional excess cash flow distributions may be authorized to the Class A limited partners, which reduces their capital accounts. Rex Royalties distributed $103,467 and $103,488 in priority distributions and $322,500 and $112,500 in excess cash flow distributions for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, Rex Royalties accrued $300,000 of excess distributions that were paid in February 2006.

Hedging

      Rex Royalties used commodity collars to manage price risk in connection with the sale of natural gas and accounts for those contracts using Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Results of natural gas derivative transactions are reflected in operating revenue.

      The Company has established the fair value of all derivative instruments using estimates determined by its counterparties and subsequently evaluated internally using established index prices and other sources. These values are based upon, among other things, futures prices, volatility, time to maturity, and credit risk. These values reported in the Company's financial statements change as these estimates are revised to reflect actual results, changes in market conditions, or other factors.

      SFAS No. 133 establishes accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts or agreements) be recorded at fair value and included in the Balance Sheets as assets or liabilities. The accounting for changes in fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designed as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in natural gas sales. For derivative instruments designated as fair value hedges (in accordance with SFAS No. 133), changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Hedge effectiveness is measured annually based on the relative changes in fair value between the derivative contract and the hedged item over time

Royalty Revenue Recognition

      The Company's royalty revenue, from Douglas Westmoreland Limited Partnership, is earned as natural gas is delivered, a sales agreement exists, collection for amounts billed is reasonably assured, and the sales price is fixed or determinable. At year-end, a royalty receivable of $413,734 and $62,890, relating to royalties earned on 2005 and 2004 production is due to the Company from Douglas Westmoreland Limited Partnership. Rex Royalties uses the allowance method to account for uncollectible accounts receivable. At December 31, 2005 and 2004, management determined there was no allowance for doubtful accounts.

Royalty Interests in Proved Development Properties

      Rex Royalties uses the successful efforts method of accounting for their royalty interest in natural gas properties. The royalty interest in proved developed properties are depleted using the units-of-production method. All royalty interests in development properties relate to proved reserves. Depletion expense for December 31, 2005 and 2004 is $80,747 and $54,166, respectively.

      The Company has evaluated the carrying value of its long-lived assets, consisting of royalty interests associated with natural gas producing properties, in order to determine whether the carrying value of such properties should be reduced. Management had determined that no adjustments to the carrying value of the assets were necessary as of December 31, 2005 and 2004.

Income Taxes

      Rex Royalties is treated as a limited partnership for federal and state income tax purposes. Accordingly, income taxes are not reflected in the financial statements because the resulting profit or loss is included in the income tax returns of the individual partners.

Accounting Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Among the more sensitive of the estimates involves determining the proved reserves from which depletion expense is calculated and determining the future net cash flows from which asset impairment, if any, is ascertained.

Natural Gas Reserve Quantities

      The Company's estimate of proved reserves is based on the quantities of natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Netherland, Sewell, and Associates, Inc. prepares a reserve and economic evaluation of all the Company's royalty interests in properties on a well-by-well basis.

      Reserves and their relation to estimated future net cash flows impact the Company's depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The Company prepares its reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firm described above adheres to the same guidelines when preparing their reserve reports. The accuracy of the Company's reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates.

      The Company's proved reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of natural gas, natural gas liquids, and oil eventually recovered.

Cash and Cash Equivalents

      Rex Royalties considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

2. CONCENTRATION OF CREDIT RISKS

      At times during the years ended December 31, 2005 and 2004, the Company's cash balance may have exceeded the Federal Deposit Insurance Corporation's insured limit of $100,000. There were no losses incurred due to concentrations.

3. HEDGING ACTIVITIES

      The Company's results of operations and operating cash flows are impacted by changes in market prices for natural gas. To mitigate a portion of the exposure to adverse market changes, the general partner of the Company entered into natural gas hedges on behalf of Rex Royalties. As of December 31, 2005, the Company's natural gas derivative instruments consisted of collars. These instruments allow it to predict with greater certainty the effective natural gas price to be received for our hedged production.

      Collars contain a fixed floor price (put) and ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, Rex Royalties receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.

      Rex Royalties incurred net payments of $23,195 and $31,645 under these collars during years ended December 31, 2005 and 2004, respectively, which reduced natural gas sales. All natural gas hedging activities matured as of December 31, 2005. There are no open positions as of December 31, 2005.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standard No. 107, "Disclosures About Fair Value of Financial Instruments." The Company has determined the estimated fair value amounts by using available market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

      The carrying value of items comprising current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.

5. ACQUISITIONS

      Rex Royalties acquired royalty interests in approximately 89 natural gas wells operated by Douglas Westmoreland Limited Partnership in 2004. The acquisition price of the royalty interests was $1.5 million. Rex Royalties earn royalty income from the production of natural gas at these wells located in Westmoreland County, Pennsylvania. The Company's royalty interests in these wells range from 5.0 to 35.0 percent.

6. RELATED PARTY TRANSACTIONS

      The Company reimburses the general partner for reasonable business expenses incurred in the operation of the Company such as legal fees, accounting fees, travel expenses, postage, photocopy charges, and other third party costs and expenses. At December 31, 2005 and 2004, the Company was indebted to the general partner in the amount of $10,374 and $7,763, respectively, for such expenses.

      As of December 31, 2005, the Company is due $3,683 from related parties.

      The Company pays a management fee to Rex Energy Operating Corp. (owned by related individuals). The management fee expense for the years ended December 31, 2005 and 2004 was $28,007 and $17,933, respectively.

7. MAJOR CUSTOMERS

      All of the natural gas extracted from wells in which the Company owns royalty interests is sold to Dominion Exploration and Production, Inc. or Dominion Peoples, Inc.

8. NATURAL GAS RESERVE QUANTITIES (UNAUDITED)

      Independent engineers, Netherland, Sewell, and Associates, Inc., have evaluated the Company's interests in proved reserves of the natural gas wells located in Westmorland County, Pennsylvania.

      Rex Royalties emphasizes that reserve estimates are inherently imprecise. Its natural gas reserve estimates of wells located in Westmorland County, Pennsylvania were generally based upon extrapolation of historical production trends, analogy to similar properties, and volumetric calculations. Accordingly, these estimates are expected to change, and such change could be material and occur in the near term as future information becomes available.

      Proved natural gas reserves represent the estimated quantities of natural gas which geological and engineering data demonstrate with reasonable accuracy to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Reservoirs are considered proved if economic productibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by natural gas and (b) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. Reserves which can be produced economically through application of improved recovery techniques are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

      Proved developed gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. Additional gas expected to be obtained through the application of other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the installed program has confirmed through production responses that increased recovery will be achieved.

      Presented below is a summary of changes in Rex Royalties' interest in the estimated reserves of the natural gas wells located in Westmoreland County, Pennsylvania. All reserves are proved developed properties.

                                                                     Natural Gas
                                                                        (mcf)
                                                                     -----------
December 31, 2005
  Proved Reserves - Beginning of Period                               1,351,168
  Extensions, Discoveries, and Other Additions                                0
  Revisions of Previous Estimates                                      (424,338)
  Production                                                            (81,853)
                                                                     ----------
    Proved Reserves - End of Period                                     844,977
                                                                     ==========

9. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

      Statement of Financial Accounting Standard No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to the estimated proven reserves. The Company has followed these guidelines, which are briefly discussed below.

      Future cash inflows and future production and development costs are determined by applying year-end prices and costs to estimate quantities of natural gas to be produced. Actual future prices and costs may be materially higher or lower than the year-end prices and costs used. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. The resulting future net cash flows are reduced to present value amounts by applying a 10.0 percent annual discount factor.

      The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates reflect the valuation process.

      The following summary sets forth our future net cash flows relating to proved natural gas reserves based on the standardized measure prescribed by SFAS 69 for the year ended December 31, 2005:

Future Cash Inflows                                             (a) $ 9,066,597
Future Production Costs                                                       0
Future Development Costs                                                      0
                                                                    -----------
   Net Future Cash Inflows                                            9,066,597
Less Effect of a 10.0 Percent Discount Factor                        (4,805,697)
                                                                    -----------
     Standardized Measure of Discounted Future
      Net Cash Flows                                                  4,260,900
                                                                    ===========

(a) Calculated using weighted average prices of $10.73 per mcf of natural gas.

9. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED) (Continued)

      The principal sources of change in the standardized measure of discounted future net cash flows are as follows for the year ended December 31, 2005:

Standardized Measure - Beginning of Period                          $ 4,728,868
Sales of Natural Gas Produced - Net of Production Costs                (790,720)
Net Changes in Prices and Production Costs                            1,016,519
Revisions of Previous Quantity Estimates                             (1,572,144)
Discount                                                                878,377
                                                                    -----------
   Standardized Measure - End of Period                             $ 4,260,900
                                                                    ===========

10. SUBSEQUENT EVENT

      On January 16, 2006, the Company, along with certain affiliated companies and individuals, namely Rex Energy Operating Corp., PennTex Resources, L.P., PennTex Resources Illinois, Inc., Douglas Oil & Gas Limited Partnership, Douglas Westmoreland Limited Partnership, Midland Exploration Limited Partnership, Rex Wabash, LLC, Lance T. Shaner and Benjamin W. Hulburt (collectively, the "Sellers"), signed a definitive Purchase Agreement (the "Purchase Agreement") with Baseline Oil & Gas Corp., a Nevada corporation ("Baseline"). Pursuant to the Purchase Agreement, subject to the satisfaction of various terms and conditions, the Company has agreed to sell all of its assets to Baseline. The Purchase Agreement provides that Baseline will at the closing assume certain liabilities of the Sellers, including post-closing obligations related to the day-to-day ownership and operations of the assets to be conveyed, pre-closing and post-closing environmental liabilities, personal injury and property damage liabilities incurred on or with respect to such properties, and liabilities of the Sellers under (i) the Sellers' employee benefit plans, (ii) the Sellers' obligations to indemnify their respective directors, officers, partners, and employees under their charters, bylaws, agreements, or under law, (iii) sales and use taxes arising out of the transactions contemplated under the Purchase Agreement, and (iv) all liabilities of the Sellers under contracts, leases, and other agreements relating to the acquired assets to be conveyed by the Sellers under the Purchase Agreement. The closing of the transactions contemplated by the Purchase Agreement is expected to occur in April 2006. It is the intent of the general partner of the Company that should the closing of the transaction occur, the proceeds of the sale less any outstanding liabilities, will be distributed to the Company's partners and the Company will be dissolved.

                             REX ENERGY WABASH, LLC

                              FINANCIAL STATEMENTS

                               FOR THE PERIOD FROM
                         INCEPTION TO DECEMBER 31, 2005

REX energy WABASH, LLC

                                TABLE OF CONTENTS
                                -----------------

                                                                     PAGE NUMBER
                                                                     -----------

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM                                                  F-128

FINANCIAL STATEMENTS

BALANCE SHEET                                                           F-129

STATEMENT OF OPERATIONS                                                 F-130

STATEMENT OF CHANGES IN MEMBER'S EQUITY                                 F-131

STATEMENT OF CASH FLOWS                                                 F-132

NOTES TO FINANCIAL STATEMENTS                                           F-133

             Report of Independent Registered Public Accounting Firm

To the Member of
Rex Energy Wabash, LLC
State College, Pennsylvania

We have audited the accompanying balance sheet of Rex Energy Wabash, LLC as of December 31, 2005 and the related statements of operations, member's equity and cash flows for the period from inception to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rex Energy Wabash, LLC as of December 31, 2005, and the results of its operations and its cash flows for the period from inception to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Malin, Bergquist & Company, LLP

Pittsburgh, Pennsylvania
March 13, 2006

                             REX ENERGY WABASH, LLC

                                  BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

INVESTMENT IN NEW ALBANY-INDIANA, LLC                                    $35,000
                                                                         =======

                                      DEBT

RELATED PARTY LOAN                                                       $35,000
                                                                         =======

See accompanying notes

                             REX ENERGY WABASH, LLC

                             STATEMENT OF OPERATIONS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2005

OPERATING REVENUE                                                        $     0

OPERATING EXPENSES                                                             0
                                                                         -------

   NET INCOME                                                            $     0
                                                                         =======

See accompanying notes.

                             REX ENERGY WABASH, LLC

                          STATEMENT OF MEMBER'S EQUITY

FOR PERIOD FROM INCEPTION TO DECEMBER 31, 2005

                                                                        Member's
                                                                         Equity
                                                                       ---------
BEGINNING BALANCE                                                      $     0
                                                                       ========

ENDING BALANCE                                                         $     0
                                                                       ========

See accompanying notes.

                             REX ENERGY WABASH, LLC

                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2005

CASH - BEGINNING                                                     $        0
                                                                     ==========
CASH - ENDING                                                        $        0
                                                                     ==========

NON-CASH ACTIVITIES
  Investment in New Albany-Indiana, LLC                              $  (35,000)
                                                                     ==========
  Related Party Loan Proceeds                                        $   35,000
                                                                     ==========

See accompanying notes.

1. ORGANIZATION OF BUSINESS

      Rex Energy Wabash, LLC ("Wabash" or "Company") was formed as a limited liability company in the state of Delaware in November 2005. It has a single member, Shaner & Hulburt Capital Partners Limited Partnership, a Delaware limited partnership. Wabash was formed for the purpose of investing in leasehold acreage in the Illinois Basin located in Southern Indiana known to contain New Albany Shale formations and has a 1.0 percent membership interest in New Albany-Indiana, LLC, a Delaware limited liability company ("New Albany"). Its investment cost for this 1.0 percent membership interest was $35,000. Wabash is the managing member of New Albany.

      There was no operating activity in Wabash in 2005, except for the investment described above. There was no other activity in New Albany, except for a deposit on the purchase of a working interest in leasehold acreage that was completed in February 2006.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual amounts could differ from those estimates.

Income Taxes

      The Company is taxed as a partnership for federal and state purposes. As such, no provision is made for income taxes because such tax liability is the liability of the member rather than the Company.

3. RELATED PARTY LOAN

      In December 2005, Lance T. Shaner loaned $35,000 to the Company. The loan is due on demand, does not bear interest or have a maturity date. The loan proceeds were used by the Company to make a capital contribution to New Albany. Proceeds from the transaction with Baseline (described below) will be used to repay the outstanding balance of this loan.

4. SUBSEQUENT EVENT

      On January 16, 2006, the Company entered into a purchase agreement to sell its membership interest in New Albany to Baseline Oil & Gas Corp., a Nevada corporation ("Baseline"), with an expected closing date in April 2006. It is the intent of the member that should such a sale occur, the proceeds of the sale, less any outstanding liabilities, will be distributed to the member and the Company will be dissolved.

Proposed Baseline Acquisition of Rex Energy and Affiliates, (Unaudited) Pro Forma Financial Statements

The following unaudited pro forma condensed financial statements and related notes are presented to show the pro forma effects of the proposed acquisition contemplated in the purchase agreement ("Purchase Agreement"), Baseline entered into on January 16, 2006 to purchase the following assets: (i) all of the assets of Douglas O&G, Midland, Douglas Westmoreland, Penntex Resources, Rex Royalties and Rex Wabash, together with 100% of the outstanding capital stock of Rex Energy and Penntex Resources Illinois, Inc. (which hold operated and non-operated working interests in oil and gas leases located in Illinois, Indiana, Pennsylvania, West Virginia, Texas, New Mexico and New York, and approximately 2,030 gross producing oil and natural gas wells); and (ii) the 50% membership interest in New Albany - Indiana, LLC ("New Albany" or the "LLC") that we do not already own, together with all rights of New Albany in that certain purchase agreement, dated as of November 15, 2005, by and between New Albany and Aurora Energy, Ltd.

The pro forma condensed statements of operations are presented to show income from continuing operations as if the Rex Assets transaction occurred as of the beginning of each period presented. The pro forma condensed balance sheet is based on the assumption that the Rex Assets transaction occurred effective December 31, 2005.

Pro forma data are based on assumptions and include adjustments as explained in the notes to the unaudited pro forma condensed financial statements. The pro forma data are not necessarily indicative of the financial results that would have been attained had the Rex Assets transaction occurred on the dates referenced above and should not be viewed as indicative of operations in future periods. The unaudited pro forma condensed financial statements should be read in conjunction with notes thereto, Baseline's financial statements and notes included in this 10-KSB and the Rex Assets financial statements included herein.

The closing of the purchase is scheduled to occur on or before May 1, 2006. The purchase price which Baseline has agreed to pay on the Closing Date for the Rex Assets (other than the New Albany Membership Interest) is $73,169,999 in cash, subject to certain adjustments. The purchase price Baseline has agreed to pay on the Closing Date for the New Albany Membership Interest is such number of newly-issued shares of Baseline common stock, equal to the quotient of (x) the Rex Sellers' total capital contributions to New Albany from inception through the Closing Date divided by (y) $1.10.

Concurrently with the execution of the Purchase Agreement, we entered into a Stock Agreement with certain individuals designated by Rex Energy, pursuant to which we issued a total of 12,069,250 shares of our Common Stock.

Baseline owns a 50% membership interest in New Albany. In order to meet New Albany's purchase obligations to Aurora, on February 1, 2006, Baseline completed a private placement of $9 million by selling an aggregate of 8,181,819 shares of newly-issued Common Stock at $1.10 per share. As part of the transaction, Baseline issued three-year warrants to the placement agents to purchase an aggregate of 259,090 shares of Common Stock at an exercise price of $1.32 per share.

From the proceeds, Baseline funded its 50% share of the remaining purchase price under New Albany's purchase obligations to Aurora, put aside funds necessary (approximately $2.25 million) to drill an initial 10 well pilot program, and retained the balance for working capital purposes.

On February 1, 2006, New Albany completed its acquisition of interests in oil and gas leases and other rights from Aurora, pursuant to the purchase agreement dated as of November 15, 2005 (see above). The total purchase price under the Aurora purchase agreement and the grant of the Aurora option was $10.5 million, of which $3.5 million had already been paid, and the balance of $7 million was paid to Aurora on February 1, 2006.

On March 6, 2006, New Albany acquired an undivided 45% working interest (37.125% net revenue interest) in certain oil, gas and mineral leases covering approximately 21,000 acres of prospective New Albany Shale acreage in Knox and Sullivan Counties, Indiana. New Albany acquired its working interest from Source Rock Resources, Inc., for a total consideration of $735,000 (of which Baseline paid half).

The pro formas reflecting the above transactions adjust both the Baseline and Rex Assets Balance sheets as of December 31, 2005 so that the Purchase Agreement described above could be effected. Baseline's Balance Sheet was adjusted for 1) the private placement described above, 2) the issuance of 12 million shares to Rex Energy designees, 3) the acquisition of the balance of New Albany membership interests, and 4) a planned $85 million common stock/debt financing to obtain the funds necessary to complete the $73.2 million asset acquisition from Rex. The Rex Balance Sheet was adjusted to 1) transfer membership interests in New Albany to affiliates and 2) reflect the funding of proportionate interests in the New Albany purchase from Aurora.

Transaction adjustments include 1) purchase of the Rex Assets, and 2) write up to fair value and the transfer of all New Albany assets from Rex to Baseline.

The pro forma income statement for the combined entity assumes that the transactions were consummated as of January 1, 2005 and operated together for the year ended December 31, 2005. Pro forma adjustments were made to increase depletion expense, pay interest on the $42 million of debt, part of the $85 million financing transaction described above assumed necessary to complete the asset purchase, and pay fees and expenses. An adjusted weighted average shares figure was computed assuming all new shares issued due to the purchase agreement, the purchase of the 50% ownership of New Albany and an issuance to the Rex Designees mentioned above.

                                           Baseline Oil     Baseline Oil           Baseline Oil     Baseline Oil        Baseline Oil
                                              & Gas            & Gas                  & Gas            & Gas               & Gas

                                                                                                                         Pro Forma
                                           December 31,      Pro Forma             December 31,      Pro Forma          December 31,
                                              2005          Adjustments               2005          Adjustments            2005
                                          -------------    -------------          -------------    --------------      -------------
         ASSETS
Current Assets

Cash and cash equivalents                 $     206,489    $   5,136,197(a)(b)    $   5,342,686    $   81,665,000      $  87,007,686
Restricted cash                                      --                                      --                                   --
Accounts receivable                                  --                                      --
  Oil and gas sales                                  --                                      --                                   --
  Joint interest, net of allowance
  of 149,556                                         --                                      --                                   --
  Related parties                                    --                                      --                                   --
  Other                                              --                                      --                                   --
Inventory and other                                  --                                      --                                   --
                                          -------------    -------------          -------------    --------------      -------------
    Total Current Assets                        206,489        5,136,197              5,342,686        81,665,000         87,007,686
                                          -------------    -------------          -------------    --------------      -------------

Property and Equipment
Evaluated oil and gas properties                     --                                      --                                   --
Unevaluated oil and gas properties                   --                                      --                                   --
Other property and equipment                         --                                      --                                   --
Pipelines                                            --                                      --                                   --
Less: accumulated depreciation, and                                                          --                                   --
Depletion                                            --                                      --                                   --
                                          -------------    -------------          -------------    --------------      -------------
    Total Property and Equipment                     --               --                     --                --                 --
                                          -------------    -------------          -------------    --------------      -------------

Other Assets
Loan costs-net of amortization                       --                                      --                                   --

Investment in New Albany Shale                       --        5,613,803(a)(b)(c)     5,613,803                            5,613,803
Deposit                                       1,750,000       (1,750,000)(c)                 --                                   --
Other                                           326,139                                 326,139                              326,139
                                          -------------    -------------          -------------    --------------      -------------
    Total Other Assets                        2,076,139        3,863,803              5,939,942                --          5,939,942
                                          -------------    -------------          -------------    --------------      -------------
Total Assets                              $   2,282,628      $ 9,000,000          $  11,282,628    $   81,665,000      $  92,947,628
                                          -------------    -------------          -------------    --------------      -------------

                                          -------------    -------------          -------------    --------------      -------------

                                                                                                                         Pro Forma
                                          Rex Entities     Rex Entities           Rex Entities                           Combined

                                                                                    Pro Forma       Pro Forma
                                           December 31,      Pro Forma             December 31,     Transaction         December 31,
                                              2005          Adjustments               2005          Adjustments             2005
                                          -------------    -------------          -------------    --------------      -------------
         ASSETS
Current Assets
Cash and cash equivalents                 $     996,401                           $     996,401    $  (73,169,999)(k)  $  14,834,088
Restricted cash                                 500,000                                 500,000                              500,000
Accounts receivable                                                                          --
  Oil and gas sales                           4,014,280                               4,014,280                            4,014,280
  Joint interest, net of allowance              586,772                                 586,772                              586,772
  of 149,556                                    783,334                                 783,334                              783,334
  Related parties                               328,248                                 328,248                              328,248
  Other                                         273,072                                 273,072                              273,072
                                          -------------    -------------          -------------    --------------      -------------
Inventory and other
    Total Current Assets                      7,482,107               --              7,482,107        (73,169,999)       21,319,794
                                          -------------    -------------          -------------    --------------      -------------

Property and Equipment
Evaluated oil and gas properties             29,524,696                              29,524,696        55,311,023(k)      84,835,719
Unevaluated oil and gas properties            1,377,506                               1,377,506                            1,377,506
Other property and equipment                  1,373,068                               1,373,068                            1,373,068
Pipelines                                     1,622,708                               1,622,708                            1,622,708
Less: accumulated depreciation, and          (7,549,117)                             (7,549,117)        7,549,117(l)              --
Depletion                                            --                                      --                                   --
                                          -------------    -------------          -------------    --------------      -------------
    Total Property and Equipment             26,348,861               --             26,348,861        62,860,140         89,209,001
                                          -------------    -------------          -------------    --------------      -------------

Other Assets
Loan costs-net of amortization
                                                117,704                                 117,704                              117,704
Investment in New Albany Shale                       --        1,358,523(f)(g)        1,358,523         4,255,280(m)      11,227,606
Deposit                                       1,815,400       (1,750,000)(g)(h)          65,400                               65,400
Other                                            10,212                                  10,212                              336,351
                                          -------------    -------------          -------------    --------------      -------------
    Total Other Assets                        1,943,316         (391,477)             1,551,839         4,255,280         11,747,061
                                          -------------    -------------          -------------    --------------      -------------
Total Assets                              $  35,774,284    $    (391,477)         $  35,382,807    $   (6,054,579)     $ 122,275,856
                                          -------------    -------------          -------------    --------------      -------------

                                          -------------    -------------          -------------    --------------      -------------

                                          Baseline Oil     Baseline Oil           Baseline Oil     Baseline Oil        Baseline Oil
                                             & Gas            & Gas                  & Gas            & Gas               & Gas

                                                                                                                        Pro Forma
                                          December 31,      Pro Forma             December 31,      Pro Forma          December 31,
                                             2005          Adjustments               2005          Adjustments            2005
                                         -------------    -------------          -------------    -------------       -------------

      LIABILITIES AND EQUITY

Current Liabilities
Accounts payable                                98,726                                  98,726                               98,726
Production payable                                  --                                      --                                   --
Accrued expenses                                56,492                                  56,492                               56,492
Short-term derivative instruments                   --                                      --                                   --
Accrued distributions                               --                                      --                                   --
Current portion of loan payable                298,384                                 298,384                              298,384
Related party payable                                                                       --                                   --
                                         -------------    -------------          -------------    -------------       -------------

    Total Current Liabilities                  453,602               --                453,602               --             453,602

Long-Term Liabilities

Long-term debt                                 809,333                                 809,333       43,000,000(e)       43,809,333
Long-term derivative instruments                    --                                      --                                   --
Other deposits                                      --                                      --                                   --
Financial instruments payable                       --                                      --                                   --
Asset retirement obligation                         --                                      --                                   --
                                         -------------    -------------          -------------    -------------       -------------

    Total Long-Term Liabilities                809,333               --                809,333       43,000,000          43,809,333

    Total Liabilities                        1,262,935               --              1,262,935       43,000,000          44,262,935

Partners' and Stockholders' Equity

Common stock                                    20,270           20,251(a)(d)           40,521           14,094(e)           54,615

Additional paid-in capital                  18,791,179       21,048,999(a)(d)       39,840,178       38,650,906(e)       78,491,084
Accumulated deficit                        (17,791,756)     (12,069,250)           (29,861,006)                         (29,861,006)
Cumulative non-controlling or minority                                                      --                                   --
  Interest in subsidiaries                          --                                      --                                   --
Partners' equity (deficit)                          --                                      --                                   --
                                         -------------    -------------          -------------    -------------       -------------

    Total partners' and
     stockholders' equity                    1,019,693        9,000,000             10,019,693       38,665,000          48,684,693
                                         -------------    -------------          -------------    -------------       -------------

                                         -------------    -------------          -------------    -------------       -------------
Total Liabilities and Equity             $   2,282,628    $   9,000,000          $  11,282,628    $  81,665,000       $  92,947,628
                                         -------------    -------------          -------------    -------------       -------------

                                         -------------    -------------          -------------    -------------       -------------

                                                                                                                        Pro Forma
                                         Rex Entities     Rex Entities           Rex Entities                           Combined

                                                                                   Pro Forma       Pro Forma
                                          December 31,      Pro Forma             December 31,     Transaction         December 31,
                                             2005          Adjustments               2005          Adjustments             2005
                                         -------------    -------------          -------------    -------------       -------------
Current Liabilities
Accounts payable                             4,251,870                               4,251,870                            4,350,596
Production payable                           2,085,951                               2,085,951                            2,085,951
Accrued expenses                               271,057                                 271,057                              327,549
Short-term derivative instruments            4,940,830       (3,176,264)(i)          1,764,566                            1,764,566
Accrued distributions                        3,527,979                               3,527,979                            3,527,979
Current portion of loan payable              5,929,866       (5,841,771)(j)             88,095                              386,479
Related party payable                        8,419,876           77,275 (h)          8,497,151                            8,497,151
                                         -------------    -------------          -------------    -------------       -------------

    Total Current Liabilities               29,427,429       (8,940,760)            20,486,669               --          20,940,271

Long-Term Liabilities
Long-term debt                               3,340,215       (1,835,226)(h)(j)       1,504,989                           45,314,322
Long-term derivative instruments             3,397,990       (2,823,736)(i)            574,254                              574,254
Other deposits                                 325,036                                 325,036                              325,036
Financial instruments payable                  143,385                                 143,385                              143,385
Asset retirement obligation                  2,038,615                               2,038,615                            2,038,615
                                         -------------    -------------          -------------    -------------       -------------

    Total Long-Term Liabilities              9,245,241       (4,658,962)             4,586,279               --          48,395,612

    Total Liabilities                       38,672,670      (13,599,722)            25,072,948               --          69,335,883

Partners' and Stockholders' Equity

Common stock                                     1,100                                   1,100            4,003(m)(k)        59,718
                                                                                                               (l)
Additional paid-in capital                   1,460,000                               1,460,000        2,790,177(m)       82,741,261
Accumulated deficit                         (4,092,200)                             (4,092,200)       4,092,200         (29,861,006)
Cumulative non-controlling or minority              --                                      --                                   --
  Interest in subsidiaries                          --                                      --                                   --
Partners' equity (deficit)                    (267,286)      13,208,245(f)(i)(j)    12,940,959      (12,940,959)                 --
                                         -------------    -------------          -------------    -------------       -------------
    Total partners' and
         stockholders' equity               (2,898,386)      13,208,245             10,309,859       (6,054,579)         52,939,973
                                         -------------    -------------          -------------    -------------       -------------

                                         -------------    -------------          -------------    -------------       -------------
Total Liabilities and Equity             $  35,774,284    $    (391,477)         $  35,382,807    $  (6,054,579)      $ 122,275,856
                                         -------------    -------------          -------------    -------------       -------------

                                         -------------    -------------          -------------    -------------       -------------

a) In February 2006 Baseline raised $9,000,000 from the sale in a private placement of 8,181,818 shares of Common at $1.10 per share.

b) Baseline used $3,489,385 of the money raised in the February 2006 private placement to pay its share of the costs to fund the LLC's purchase price obligation under the Aurora Agreement. Baseline used an additional $367,500 to fund its share of LLC's purchase price of the Source Rock purchase and $6,917 to fund its share of LLC's investment in a drilling initiative.

c) Conversion of Baselines share of LLC's deposit on the purchase of the Aurora interest into investment in Aurora with the funding mentioned in
      (b) above.

d) On January 16, 2006 Baseline issued 12,069,250 shares valued at $1.00 per share (the average closing price over the preceding 30 days) to individuals designated by Rex Management.

e) Assumes Baseline raises $85 million gross ($81.7 million net of $3.3mm in fees and expenses) through a combination of debt and equity. Assumes Baseline raises $42,000,000 through the sale in a private placement of common stock at a price of $2.98/share, the closing price on March 21, 2006. Assumes Baseline borrows $43,000,000 in bank debt at an interest rate of 6.00%, (LIBOR plus 1.75%).

f) Adjustment to reflect the conversion of Rex Entities remaining deposit in New Albany into investment in LLC.

g) Adjustment to reflect Rex Entities increased investment in LLC in February 2006.

h) In January 2006 Rex Operating, one of the Rex entities to be acquired transferred $1,715,000 of its interest in LLC to affiliates in exchange for the cancellation of certain related party obligations.

i) Adjustment anticipating seller's reduction of derivative instruments by $6,000,000.

j)    Payoff of existing debt anticipated at closing by sellers of $8,923,245.

k) Adjustment anticipating Baseline's payment to Sellers of $73,169,999 to acquire Rex Assets with book value of approximately $35 million and fair market value of $73,169,999. Baseline management has determined the fair market value of Evaluated Oil and Gas Properties to be approximately $84.8 million. Baseline anticipates writing up the value Evaluated Oil and Gas Properties by approximately $55.3 million.

l) Adjustment to eliminate accumulated depreciation and depletion in accordance with accounting guidelines for purchase transactions.

m) Baseline anticipates paying the $5,613,803 in Common shares (5,103,457 shares valued at $1.10 per share) to Sellers and certain affiliated parties for the 50% interest in New Albany Indiana it does not already own. Baseline anticipates issuing 1,235,021 shares to Sellers of Rex Assets and 3,868,436 shares to certain affiliated parties.

        Baseline Oil & Gas Corp. Pro Forma Adjusted Income Statement for
                        the Year Ended December 31, 2005

                                              Baseline Oil                          Pro Forma          Pro Forma
                                                 & Gas            Rex Assets        Adjustments        Combined
                                              Year Ended          Year Ended        Year Ended        Year Ended
                                              December 31,       December 31,       December 31,      December 31,
                                                  2005               2005               2005              2005
                                              ------------       ------------       ------------      ------------
Revenues
  Natural gas and oil revenues                $         --       $ 28,204,870                         $ 28,204,870
  Realized gain (loss) on hedges                        --         (7,717,162)                          (7,717,162)
  Unrealized gain (loss) on hedges                      --         (5,147,671)                          (5,147,671)
  Pipeline revenue                                      --            106,761                              106,761
                                              ------------       ------------       ------------      ------------
                                                        --         15,446,798                 --        15,446,798
                                              ------------       ------------       ------------      ------------

Operating Expenses
  Operating expenses                            17,334,928          9,315,206         12,069,250(n)     38,719,384
  Workover expenses                                     --          2,440,232                            2,440,232
  General and administrative                            --          3,300,847                            3,300,847
  Depreciation, depletion, and                          --          3,274,072          5,521,313(o)      8,795,385
  amortization                                          --                 --                 --                --
                                              ------------       ------------       ------------      ------------
                                                17,334,928         18,330,357         17,590,563        53,255,848
                                              ------------       ------------       ------------      ------------
Gain / (Loss) from Operations                  (17,334,928)        (2,883,559)       (17,590,563)      (37,809,050)
                                              ------------       ------------       ------------      ------------

Other Income / (Expenses)
  Interest income                                                      74,337                               74,337
  Interest expense                                (362,916)        (1,695,077)        (2,580,000)(p)    (4,637,993)
  Gain on sale of oil and gas prop                                  1,016,545                            1,016,545
  Other income / (expense) net                      (1,605)           215,678                              214,073
                                              ------------       ------------       ------------      ------------
                                                  (364,521)          (388,517)        (2,580,000)       (3,333,038)
                                              ------------       ------------       ------------      ------------
Net Income / (Loss) Before                     (17,699,449)        (3,272,076)       (20,170,563)      (41,142,088)
  Minority Interest

Non-Controlling or Minority Interest
  In Consolidated Subsidiaries                                              0                                    0
                                              ------------       ------------       ------------      ------------
    Net Income / (Loss)                       $(17,699,449)      $ (3,272,076)      $(20,170,563)(q)  $(41,142,088)

Basic and diluted net loss per share          $      (1.20)                                           $      (0.76)

Weighted average shares outstanding             14,777,299                            39,448,485(r)     54,225,784

n) Share based compensation expense resulting from Baseline's January 16, 2006 issuance of 12,069,250 shares valued at $1.00 per share (the average closing price over the preceding 30 days) to individuals designated by Rex Management in compensation for signing the Purchase Agreement.

o) Estimated incremental depletion expense assuming Baseline writes-up the value of Evaluated Oil and Gas Properties by approximately $55.3 million to $84.8 million.

p) Interest at 6.00% on $43,000,000 in anticipated borrowings required to acquire Rex Assets.

q) Baseline has yet to reach the conclusion that it is more likely than not that the combined company will generate sufficient income in the future to realize the full benefit of the net operating loss generated to date.

r) Includes 12,069,250 shares from note (l) above, 8,181,818 shares issued in the February 2006 offering to fund LLC's initial purchase in Aurora, 14,093,960 shares anticipated to be issued in the April 2006 offering to fund a portion of the acquisition of the Rex Assets, and 5,103,457 shares anticipated to be issued to acquire the 50% interest LLC not already owned by Baseline

Baseline Oil & Gas Corp. did not have reserves to report for the year ended December 31, 2005 or December 31, 2004. As a result the pro forma reserve schedules for the combined Baseline and Rex Assets are the same as the schedules for the Rex Assets. The following schedules have been generated in accordance with FAS 69.

                         Baseline Oil & Gas Corporation
                 Pro forma Supplemental Oil and Gas Disclosures
                                   (Unaudited)

Proved developed and undeveloped reserves

                                                           Oil Reserves BOE
                                                                              Pro forma
                                                 Baseline    Rex Assets        Combined
                                                 ---------------------------------------
Balance, December 31, 2004                           0        3,981,116        3,981,116
  Discoveries and other additions                    0               --               --
  Revisions of previous estimates (s)                0        1,257,675        1,257,675
  Production                                         0         (362,138)        (362,138)
  Sales of reserves in place                         0          (50,642)         (50,642)
  Purchase of reserves in place                      0               --               --
                                                 ---------------------------------------
Balance, December 31, 2005                           0        4,826,011        4,826,011
                                                 =======================================

                                                           Gas Reserves MMcf
                                                 ---------------------------------------
                                                                               Pro forma
                                                 Baseline                      Combined
                                                 ---------------------------------------
Balance, December 31, 2004                           0                        12,529,937
  Discoveries and other additions                    0                            63,699
  Revisions of previous estimates (t)                0                         1,632,511
  Production                                         0                        (1,024,243)
  Sales of reserves in place                         0                        (2,070,376)
  Purchase of reserves in place                      0                                --
                                                 ---------------------------------------
Balance, December 31, 2005                           0                        11,131,528
                                                 =======================================

                                                  Total Oil and Gas Reserves BOE (u)
                                                 ---------------------------------------
                                                                               Pro forma
                                                 Baseline                       Combined
                                                 ---------------------------------------
Balance, December 31, 2004                           0                         6,069,439
  Discoveries and other additions                    0                            10,617
  Revisions of previous estimates                    0                         1,529,760
  Production                                         0                         (532,845)
  Sales of reserves in place                         0                         (395,705)
  Purchase of reserves in place                      0                                --
                                                 ---------------------------------------
Balance, December 31, 2005                           0                         6,681,266
                                                 =======================================

s) Revision in gas reserves caused by an adjustment to ultimate recovery rates of certain Devonian Proved Undeveloped wells, and higher gas prices causing the economic life of producing wells to extend further into the future.

t) Revisions in oil reserves due to increase in oil prices causing the economic life of the wells to extend further into the future, as well as a development program on producing wells which included a workover of over 100 wells during 2005.

u)    Conversion factor 6 MMcf/BOE.

                         Baseline Oil & Gas Corporation
       Pro forma Standardized Measure of Discounted Future Net Cash Flows
                                   (Unaudited)

Standardized Measure of Discounted Future Net Cash Flows

                                                                         Year ended December 31,2005
                                                                                                         Pro forma
                                                               Baseline            Rex Assets             Combined
                                                              ------------------------------------------------------
Future cash inflows                                           $      --          $ 387,793,197         $ 387,793,197
Future production costs                                              --           (165,638,984)         (165,638,984)
Future development costs                                             --            (13,919,000)          (13,919,000)
Future income tax                                                    --                     --                    --
                                                              ------------------------------------------------------
Future net cash flows                                         $      --          $ 208,235,213         $ 208,235,213
Effect of discounting future annual net cash flows
at 10%                                                               --            (99,295,713)          (99,295,713)
                                                              ------------------------------------------------------
Discounted future net cash flow                               $      --          $ 108,939,500         $ 108,939,500
                                                              ======================================================

The weighted average of natural gas wellhead price used in computing our reserves is $10.32 per mcf December 31, 2005

The weighted average of oil price used in computing our reserves is $56.53 per mcf December 31, 2005

                         Baseline Oil & Gas Corporation
  Pro forma Changes in Standardized Measure of Discounted Future Net Cash Flows
                                   (Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows

                                                                       Year Ended December 31, 2005
                                                           Baseline           Rex Assets              Pro Forma
Standardized measure beginning of period                  $      --         $  53,841,578          $  53,841,578
Sale of product - net of production costs                        --           (15,239,612)           (15,239,612)
Sale of reserves                                                 --            (7,088,957)            (7,088,957)
Net changes in prices                                            --            99,580,953             99,580,953
Net changes in production costs                                  --           (49,779,417)           (49,779,417)
Development costs incurred during the period                     --             2,519,163              2,519,163
Plus extensions, discoveries & other additions                   --               245,939                245,939
Revisions of previous quantity estimates                         --            24,055,609             24,055,609
Accretion of discount                                            --               804,244                804,244
                                                          ------------------------------------------------------
Standardized measure, end of period                       $      --         $ 108,939,500          $ 108,939,500
                                                          ======================================================