Form 10QSB
period 2006-03-31
Baseline Oil & Gas Corp.
filed 2006-05-15
CIK 1291983

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 333-116890

                            BASELINE OIL & GAS CORP.
           ----------------------------------------------------------
           (Exact name of small business as specified in its charter)

            Nevada                                      30-0226902
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation ororganization)

                   20022 Creek Farm, San Antonio, Texas 78259
                    (Address of principal executive offices)

                                 (210) 481-5177
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,341,068 shares of Common Stock, $.001 per share, as of May 12, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                     March 31,                 December 31,
                                                                       2006                        2005
                                                                   ------------                -----------
ASSETS
  Cash                                                             $  4,157,451                $   206,489
  Prepaid and other current assets                                       56,250                         --
                                                                   ------------                -----------
     Total current assets                                             4,213,701                    206,489

   Deferred debt issuance costs, net of amortization of
   $59,298 and $0, respectively                                         266,841                    326,139
   Investment in joint venture-deposit                                       --                  1,750,000
   Unproven leasehold acquisition costs                               5,653,584                         --
   Deferred acquisition costs                                        13,276,175                         --
                                                                   ------------                -----------
     Total assets                                                  $ 23,410,301                $ 2,282,628
                                                                   ============                ===========

LIABILITIES & STOCKHOLDERS'
  EQUITY

  Accounts payable                                                 $     96,075                $    98,726
  Accrued liabilities                                                   123,481                     56,492
  Derivative liability                                                  605,644                          -
  Short term debt and current portion long
  term debt, net of discount                                            339,941                    298,384
                                                                   ------------                -----------
     Total current liabilities                                        1,165,141                    453,602

  Long term debt, net of discount                                     1,094,000                    809,333
                                                                   ------------                -----------

     Total liabilities                                                2,259,141                  1,262,935

  Commitments and contingencies                                              --                         --

STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                                              --                         --

  Common stock, $.001 par value,
    140,000,000 shares authorized,
    40,521,068 and 20,270,000 shares issued
     and outstanding, respectively                                       40,521                     20,270

  Additional paid-in-capital                                         39,816,432                 18,791,179

  Deficit accumulated in the development
    Stage                                                           (18,705,793)               (17,791,756)
                                                                   ------------                -----------

     Total stockholders' equity                                      21,151,160                  1,019,693
                                                                   ------------                -----------

     Total liabilities & stockholders'
      equity                                                       $ 23,410,301                $ 2,282,628
                                                                   ============                ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
      Three Month Periods Ended March 31, 2006 and 2005 and the Period from
                June 29, 2004 (Inception) through March 31, 2006
                                   (Unaudited)

                                                                                     Inception
                                              Three Months Ended                      Through
                                        March 31,              March 31,              March 31,
                                          2006                   2005                   2006
                                      ----------------------------------------------------------
Selling, general and
  administrative expenses             $    426,255           $     25,451           $  1,351,322

Share based compensation                        --              5,935,194             16,499,670

Interest income                            (22,030)                    --                (22,030)
Interest expense                           409,839                    198                773,599
Loss on derivative liability                99,973                     --                 99,973
Other expense                                   --                     --                  3,259
                                      ------------           ------------           ------------

     Total expenses                        914,037              5,960,843             18,705,793
                                      ------------           ------------           ------------

     Net loss                         $   (914,037)          $ (5,960,843)          $(18,705,793)
                                      ============           ============           ============

Basic and diluted net loss
  per common share                    $      (0.03)          $      (6.24)
                                      ============           ============

Weighted average common
  shares outstanding                    35,557,242                955,822

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
      Three Month Periods Ended March 31, 2006 and 2005 and the Period from
                June 29, 2004 (Inception) through March 31, 2006
                                   (Unaudited)

                                                               Three Months Ended              Inception Through
                                                       March 31, 2006       March 31, 2005        March 31, 2006
                                                      ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $    (914,037)        $  (5,960,843)         $ (18,705,793)
Adjustments to reconcile net loss to
 cash used in operating activities:
 Share based compensation                                        --             5,935,194             16,499,670
 Amortization of debt discount                              342,517                    --                648,342
 Amortization of debt issuance costs                         59,298                    --                 88,947
  Unrealized (gain) loss on derivative
  liability                                                  99,973                    --                 99,973

Changes in:
 Prepaid assets and other assets                            (56,250)                   --                (56,250)
  Accounts payable and accrued liabilities                   64,541                25,649                221,052
                                                      -------------         -------------          -------------

NET CASH USED IN OPERATING ACTIVITIES                      (403,958)                   --             (1,204,059)
                                                      -------------         -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Unproven leasehold acquisition costs                    (3,903,584)                   --             (5,653,584)
                                                      -------------         -------------          -------------

NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                             (3,903,584)                   --             (5,653,584)
                                                      -------------         -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on note payable                                   (16,496)                   --                (16,496)
 Proceeds from note payable                                      --                    --                 15,000
 Proceeds from common stock
  sales, net                                              8,275,000                   725              8,291,590
 Proceeds from convertible notes                                 --               305,000              2,725,000
                                                      -------------         -------------          -------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                              8,258,504               305,725             11,015,094
                                                      -------------         -------------          -------------

NET CHANGE IN CASH                                        3,950,962               305,725              4,157,451
  Cash balance, beginning of period                         206,489                    --                     --
                                                      -------------         -------------          -------------
  Cash balance, end of period                         $   4,157,451         $     305,725          $   4,157,451
                                                      =============         =============          =============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                              $          --         $          --          $          --
  Cash paid for income taxes                          $          --         $          --          $          --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Warrants issued in connection with
   issuance of stock                                  $     505,671         $          --          $     505,671

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization

Baseline Oil & Gas Corp. is an independent exploration and production company, with operations presently focused in the Illinois Basin New Albany Shale play. Pursuant to a definitive purchase agreement and subject to the satisfaction of certain terms and conditions, Baseline anticipates acquiring significant oil and natural gas assets from Rex Energy Operating Corp. ("Rex Energy") and its affiliates. Such assets consist of operated and non-operated working interests in leases located in Illinois, Indiana, Pennsylvania, West Virginia, New York, Texas and New Mexico, and approximately 2,028 gross producing oil and natural gas wells.

Basis of Presentation

The accompanying unaudited interim financial statements of Baseline have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Baseline's audited 2005 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Baseline's 2005 annual financial statements have been omitted.

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


NOTE 2 - ISSUANCE OF COMMON STOCK

On March 28, 2005, Baseline issued 17,006,000 shares as follows:

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

On January 16, 2006, Baseline entered into a definitive Purchase Agreement ("Purchase Agreement") to purchase certain assets from Rex Energy and its affiliates, and, the 50% membership in the New Albany -Indiana, LLC ("New Albany") that we do not already own. Concurrently with the execution of the

Purchase Agreement, we entered into a Stock Agreement with certain individuals designated by Rex Energy, pursuant to which we issued a total of 12,069,250 shares of our Common Stock valued at $13,276,175. The issuance of such shares is subject to our right of first refusal to repurchase all such shares at a price $1.00 below any bona fide purchase offer for such shares made by a third party. We have accounted for the aforementioned shares as Deferred Acquisition Costs.

On February 1, 2006 Baseline completed a private placement of $ 9,000,000 by selling an aggregate of 8,181,819 shares of newly-issued Common Stock at $ 1.10 per share. As part of the transaction, Baseline issued warrants to the placement agents ("Placement Warrants") to purchase an aggregate of 204,546 shares of Common Stock at an exercise price of $ 1.32 per share. These warrants have a three year term. The Company agreed to register the resale of the shares of common stock issuable upon exercise of the Placement Warrants. If the Company fails to timely register or if the registration does not become effective within a certain time frame, the Company will be subject to certain financial penalties. Based on the guidance in SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", Baseline concluded the Placement Warrants qualified for derivative accounting. Baseline determined the Placement Warrants had the attributes of a liability and therefore recorded the fair value of the Placement Warrants on day one as a current liability and a reduction of additional paid in capital as a cost of equity issuance. Baseline is required to record the unrealized changes in fair value in subsequent periods of the Placement Warrants as an adjustment to the current liability with unrealized changes in the fair value of the derivative reflected in the statement of expenses as "(Gain)/loss on derivative liability." The fair value of the Placement Warrants was $505,671 at February 1, 2006. The fair value of the Placement Warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Baseline's common stock on February 1, 2006, $2.50; expected volatility of 268%; risk free interest rate of approximately 4.54%; and a term of three years. The fair value of the Placement Warrants was $605,644 at March 31, 2006. The fair value of the Placement Warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Baseline's common stock on March 31, 2006, $3.02; expected volatility of 248%; risk free interest rate of approximately 4.83%; and a term of two years and ten months. The resulting unrealized change in fair value of $99,973 from February 1, 2006 was recorded in the statement of expenses as a loss on derivative liability.


NOTE 3 - INVESTMENT IN JOINT VENTURE

On November 25, 2005, Baseline entered into a joint venture with Rex Energy, a privately held company, for the purpose of acquiring a working interest in certain leasehold interests located in the Illinois Basin, Indiana. The joint venture will be conducted through New Albany, a Delaware limited liability company. Pursuant to a Limited Liability Company Agreement, Baseline has a 50% economic/voting interest in New Albany and Rex Energy and its affiliates has a 50% economic/voting interest in New Albany. Rex Energy Wabash, LLC, an affiliate of Rex, is the Managing Member of New Albany and manages the day to day operations of New Albany.

On November 15, 2005, New Albany entered into a Purchase and Sale Agreement with Aurora Energy Ltd ("Aurora"), pursuant to which New Albany has agreed to purchase from Aurora an undivided 48.75% working interest (40.7% net revenue interest) in (i) certain oil, gas and mineral leases covering acreage in several counties in Indiana and (ii) all of Aurora's rights under a certain Farmout and Participation Agreement with a third party ("Farmout Agreement"). In addition, at the closing of the transaction, New Albany was granted an option from Aurora, exercisable by New Albany for a period of eighteen (18) months thereafter, to acquire a fifty percent (50%) working interest in any and all acreage leased or acquired by Aurora or its affiliates within certain other counties located in Indiana, at a fixed price per acre.

On February 1,2006, New Albany completed its acquisition of certain oil and gas leases and other rights from Aurora pursuant to the November 15,2005 Purchase and Sale Agreement mentioned above. The total purchase price under the Aurora Purchase Agreement and the grant of the Aurora Option was $ 10,500,000 of which Baseline paid $5,250,000.

On March 6, 2006, New Albany acquired a 45% working interest (37.125% net revenue interest) in certain oil, gas and mineral leases covering approximately 21,000 acres of prospective New Albany Shale acreage in Knox and Sullivan Counties, Indiana. New Albany acquired its 45% working interest from Source Rock Resources, Inc., for a total consideration of $ 735,000 (of which Baseline paid half).

NOTE 4 - SUBSEQUENT EVENTS

On April 6, 2006, holders of Baseline's convertible promissory notes issued in April of 2005, in the aggregate principal amount of $350,000, converted all of such notes into 1,820,000 shares of Baseline's common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

      As previously reported, we signed a definitive Purchase Agreement dated as of January 16, 2006 (the "Purchase Agreement") with Rex Energy, Rex Energy Royalties Limited Partnership ("Rex Royalties"), PennTex Resources, L.P. ("PennTex Resources"), PennTex Resources Illinois, Inc. ("PennTex Illinois"), Douglas Oil & Gas Limited Partnership ("Douglas O&G"), Douglas Westmoreland

Limited Partnership ("Douglas Westmoreland"), Midland Exploration Limited Partnership ("Midland"), Rex Wabash, Lance T. Shaner and Benjamin W. Hulburt (each sometimes referred to as a "Rex Seller" and collectively, the "Rex Sellers"). For a more complete description of the Purchase Agreement, reference is made to our Report on Form 8-K, filed with the Securities and Exchange Commission on January 17, 2006, and a copy of the Purchase Agreement that was filed as Exhibit 10.1 thereto, the terms of which are incorporated by reference herein.

      Pursuant to the Purchase Agreement, the Company has agreed to purchase the following assets (the "Rex Assets") from the Rex Sellers: (i) all of the assets of Douglas O&G, Midland, Douglas Westmoreland, PennTex Resources, Rex Royalties and Rex Wabash, together with 100% of the outstanding capital stock of Rex Energy and PennTex Illinois (which own working and royalty interests in oil and gas leases as operator and non-operator, located in Illinois, Indiana, Pennsylvania, West Virginia, Texas, New Mexico, Virginia and New York, that contain approximately 2,028 gross producing oil and natural gas wells) and (ii) Rex Sellers' 50% membership interest (the "New Albany Membership Interest") in the LLC, together with all rights of the LLC in the Aurora Agreement.

      The Closing of our purchase of the Rex Assets (the "Closing"), while originally contemplated to close on or about May 1, 2006, will take place on the third business day following the satisfaction or waiver of all conditions to the obligations of the Parties to consummate the transactions contemplated by the Purchase Agreement, but in no event later than June 30, 2006. As the Closing is subject to the satisfaction of various terms and conditions including our ability to obtain sufficient financing, there can be no assurances that the Closing will occur and the transaction between us and the Rex Sellers will be consummated.

      The purchase price which the Company has agreed to pay for the Rex Assets (other than the New Albany Membership Interest) is $73,169,999 in cash, subject to certain adjustments as set forth in the Purchase Agreement. The purchase price the Company has agreed to pay for the New Albany Membership Interest is payable in shares of our common stock (approximately 5,103, 636 shares as of March 31, 2006). Previously we had anticipated funding the acquisition through a combination of senior secured debt and through the offering of shares of our common stock. While we still intend to finance a significant portion of the Purchase Price through a senior credit facility, we may or may not finance all or a portion of the balance of the Purchase Price by selling shares of our common stock. Management has continued to explore numerous other alternatives with respect to financing the acquisition of the Rex Assets in an attempt to maximize value for the Company's shareholders. There can be no assurances that the financing necessary to consummate the Purchase Agreement will be available or, if available, will be on acceptable terms.

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

      As discussed above, we presently hold a 50% economic/voting membership interest in New Albany-Indiana LLC, which holds working interests in leases covering approximately 101,000 acres in the New Albany Shale area of the Illinois Basin located in Southern Indiana. These properties were acquired by the LLC from (i) Aurora Energy in February 2006 and (ii) Source Rock Resources Inc. in March 2006. With respect to the properties acquired from Aurora, the locations for the vertical wells that will serve as the first two horizontal drilling units are presently being built and we plan to begin drilling the vertical wells in the next two weeks. We expect to commence drilling the two horizontal wells in early June, immediately following the drilling of the vertical wells. The anticipated cost to the LLC of the 10-well pilot program is estimated to be $4.6 million. With respect to the properties acquired from Source Rock Resources, we anticipate that the LLC will commence drilling these properties by December 2006.

      In February 2006, we completed the sale of 8,181,818 shares of our common stock at a price of $1.10 per share in privately-negotiated transactions with accredited investors, raising $9.0 million in gross proceeds. We also entered into a registration rights agreement with the purchasers whereby we agreed to use our best efforts to file a registration statement covering re-sales of the shares acquired in that offering within 60 days of its closing. Because we did not file the registration statement registering for resale the shares issued in this offering on or before April 2, 2006 (the 60th day following the closing of the February private placement), we are required to issue to holders of such common stock additional shares having a market value equal to $90,000 (1% of the $9 million raised) for each 30 day period until the registration statement is filed.

      After payment to our placement agents of $725,000, the remaining proceeds of $8,275,000 raised by the Company in the February private placement was applied, or will be applied, as follows:

      o $3,500,000 was applied to pay our share of the costs to fund the LLC's purchase price obligations under the Aurora Agreement;

      o $367,500 was applied to pay our share of the costs to fund the LLC's purchase price for the Source Rock purchase described in Item 1 "Description of Business"; and

      o     $4,407,500 will be applied for our working capital purposes.

      In the event that we do not purchase the assets from Rex Energy and its affiliates, we believe that we would have sufficient capital to satisfy our cash requirements over the next twelve months. However, our activities would be significantly curtailed from what is planned, and our sources for liquidity and capital resources in that event would not be known.

FORWARD LOOKING STATEMENTS

      With the exception of historical information, certain matters discussed in this Form 10-QSB are forward looking statements that involve risks and uncertainties. Certain statements contained in this Form 10-QSB, including statements which may contain words such as "could", "should", "expect", "believe", "will", and similar expressions and statements relating to matters that are not historical facts are forward-looking statements. Such statements involve known and unknown risks and uncertainties which may cause our actual results, performances or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the timing and extent of changes in prices for oil and gas, the availability of drilling rigs, competition, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, legislative and government regulations, political and economic factors in countries in which we operate and implementation of our capital investment program.

Item 3. Controls and Procedures.

      We carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2006, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect its internal control over financial reporting during the period ended March 31, 2006, nor any significant deficiencies or material weaknesses in such internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

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

      (b)   Reports on Form 8-K

      During the period covered by this Report, we filed Reports on Form 8-K on each of the following dates: (i) January 17, 2006 (announcing the signing of the Purchase Agreement with the Rex Sellers), (ii) January 19, 2006 (announcing appointment of Richard d'Abo to the Board and our name change), (iii) February 3, 2006 (announcing the closing of our February private offering) and (iv) March 7, 2006 (announcing Source Rock acquisition).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BASELINE OIL & GAS CORP.


Date: May 15, 2006                  By: /s/ Barrie M. Damson
                                        ----------------------------------------
                                        Name: Barrie M. Damson
                                        Title: Chairman, Chief Executive Officer


Date: May 15, 2006                  By: /s/ Richard M. Cohen
                                        ----------------------------------------
                                        Name: Richard M. Cohen
                                        Title: Chief Financial Officer

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