Form 10KSB/A
period 2005-12-31
Baseline Oil & Gas Corp.
filed 2006-08-01
CIK 1291983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

         Issuer's telephone number, including area code: (210) 481-5177

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Introductory Note

      This amendment is being filed in response to certain comments received from the Securities and Exchange Commission in connection with the filing of our registration statement on Form SB-2 on June 13, 2006.

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

      Our Purchase Agreement with the Rex Sellers provides that the Company will assume certain liabilities of the Rex Sellers, including (i) post-closing obligations related to the day-to-day ownership and operation of the properties to be transferred, (ii) both pre-closing and post-closing environmental liabilities and personal injury and property damage liabilities incurred on or with respect to those properties and (iii) all liabilities of the Rex Sellers under contracts, leases and other agreements relating to the assets to be transferred and conveyed by the Rex Sellers under the Purchase Agreement. The Purchase Agreement also will require us to assume a number of contingent liabilities of the Rex Sellers, including liabilities of the Rex Sellers as defendants in various litigation matters and exposure to other legal claims. See
Item 3. "Legal Proceedings". The nature of our anticipated operations will expose us to further possible litigation claims in the future.

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

      In February 2006, we completed the sale of 8,181,818 shares of our common stock at a price of $1.10 per share in privately-negotiated transactions with accredited investors, raising $9.0 million in gross proceeds. We also entered into a registration rights agreement with the purchasers whereby we agreed to use our best efforts to file a registration statement covering re-sales of the shares acquired in that offering within 60 days of its closing. C. K. Cooper &

Company and Gilford Securities, Incorporated acted as placement agents for the private sale. Because it is now unlikely that the registration statement will be filed on or before April 2, 2006 (the 60th day following the closing of the February private placement), the Company will be required, at its sole election,
(i) to issue to holders of such common stock additional shares having a market value equal to $90,000 (1% of the $9 million raised) or (ii) $90,000 cash, for each 30 day period until filed.

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

      In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the year ended December 31, 2005, Malone & Bailey, PC identified deficiencies in our internal controls related to accounting for debt discounts, the corresponding debt discount accretion and debt issuance costs all relating to issuances of convertible debt instruments. The adjustments relating to these items were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. As of the end of the period covered by this Annual Report, the Company had not yet taken any specific steps to remediate the identified deficiencies discussed above and as such has concluded that the identified deficiencies still existed. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

Item 13. Exhibits.

      (A) Documents Filed as Part of this Report:

            (I) Financial Statements:

                                                                           Pages
          Baseline Oil & Gas Corp. Audited Financial Statements
          and Notes
      A.  Report of Independent Registered Public Accounting Firm          F - 2
      B.  Balance Sheets                                                   F - 3
      C.  Statements of Expenses                                           F - 4
      D.  Statements of Cash Flows                                         F - 5
      E.  Statements of Changes in Stockholders' Equity/(Deficit)          F - 6
      F.  Notes to Financial Statements                                  F -7-12

      (II) Exhibits

Exhibit Nos.   Description of Exhibit
------------   ----------------------
2.1            Plan and Agreement of Merger, dated April 6, 2005, by and between the Registrant and Coastal Energy Services, Inc. (incorporated herein by reference to Exhibit 2.1 of Registrant's Form 8-K report, filed April 7, 2005).
3.1            Registrant's Amended and Restated Articles of Incorporation
               (incorporated herein by reference to Exhibit 3.1 to registrant's
               Form 8-K report, filed January 19, 2006).
3.2            By-Laws of the Registrant (incorporated herein by reference to
               Exhibit 3.2 of Registrant's registration statement on Form SB-2, filed June 25, 2004).
4.1            Form of 10% Convertible Promissory Note, issued by the Registrant in November 2005 (incorporated herein by reference to Exhibit 99.1 of Registrant's Form 8-K report, filed November 16,
               2005).
4.2            Form of Warrant to Purchase Shares of common stock, issued by the
               Registrant to the placement agent in November 2005 (incorporated herein by reference to Exhibit 99.2 of Registrant's Form 8-K report, filed November 16, 2005).
4.3            Form of Warrant to Purchase Shares of common stock, issued by the
               Registrant to the placement agents in February 2006.
               (incorporated herein by reference to Exhibit -- of Registrant's
               Annual Report on Form 10-KSB, filed March 31, 2006).
10.1           Limited Liability Company Agreement of New Albany-Indiana, LLC,
               dated as of November 25, 2005, by and among the Registrant, Rex
               Energy Operating Corp. and Rex Energy Wabash, LLC. (incorporated herein by reference to Exhibit -- of Registrant's Annual Report on Form 10-KSB, filed March 31, 2006).
10.2           Purchase and Sale Agreement, dated as of November 15, 2005, between New Albany-Indiana, LLC and Aurora Energy Ltd.
               (incorporated herein by reference to Exhibit -- of Registrant's
               Annual Report on Form 10-KSB, filed March 31, 2006).
10.3           Form of Stock Option Agreement issued in April 2005 by the
               Registrant to Barrie Damson and Alan Gaines (incorporated herein by reference to Exhibit 99.1 of Registrant's Form 8-K report, filed May 3, 2005).
10.4           Purchase Agreement, dated as of January 16, 2006, by and among the Registrant, Rex Energy Operating Corp. and other sellers, including form of employment agreement for Rex Designees
               (incorporated herein by reference to Exhibit 10.1 to Registrant's
               Form 8-K report, filed January 17, 2006).
10.5           Stock Agreement, dated as of January 16, 2006, by and among the
               Registrant, Barrie Damson, Alan Gaines and certain individuals affiliated with Rex Energy Operating Corp. (incorporated herein by reference to Exhibit 10.2 to Registrant's Form 8-K report, filed January 17, 2006).
10.6           Amendment to Stock Agreement dated March 10, 2006. (incorporated herein by reference to Exhibit -- of Registrant's Annual Report on Form 10-KSB, filed March 31, 2006).
10.7           Purchase Agreement with Source Rock Resources, Inc. (incorporated herein by reference to Exhibit -- of Registrant's Annual Report on Form 10-KSB, filed March 31, 2006).
31.1*          Certification of Chief Executive Officer required by Rule
               13a-14(a) under the Exchange Act.
31.2*          Certification of Chief Financial Officer required by
               Rule 13a-14(a) under the Exchange Act.
32.1*          Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*          Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

                                                  BASELINE OIL & GAS CORP.


Date: August 1, 2006                              By: /s/ Barrie Damson
                                                      --------------------------
                                                      Barrie Damson
                                                      Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                             Date
---------                                                             ----


/s/  Barrie Damson                                                August 1, 2006
-------------------------------------------
Barrie Damson
Chief Executive Officer


/s/  Richard Cohen                                                August 1, 2006
-------------------------------------------
Richard Cohen
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/  Alan Gaines                                                  August 1, 2006
-------------------------------------------
Alan Gaines
Director


/s/  Richard d'Abo                                                August 1, 2006
-------------------------------------------
Richard d'Abo
Director

         Index to Financial Statements

                                                                           Pages

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


/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 10, 2006

                            BASELINE OIL & GAS CORP.
                    (Formerly COLLEGE OAK INVESTMENTS, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  December 31,                 December 31,
                                                                      2005                         2004
                                                                  ------------                 ------------
ASSETS
  Cash                                                            $    206,489                 $        --
                                                                  ------------                 -----------
     Total current assets                                              206,489                          --

     Deferred debt issuance costs, net of amortization of
     $29,649 and $0, respectively                                      326,139                          --

     Property acquisition-deposit                                    1,750,000                          --
                                                                  ------------                 -----------
     Total assets                                                 $  2,282,628                 $        --
                                                                  ============                 ===========

LIABILITIES & STOCKHOLDERS'
  EQUITY/(DEFICIT)

  Accounts payable                                                $     98,726                 $    76,463
  Accrued liabilities                                                   56,492                          --
  Short term debt and current long term
    debt, net of discount                                              298,384                          --
                                                                  ------------                 -----------
     Total current liabilities                                         453,602                      76,463

  Long term debt, net of discount                                      809,333                      15,844
                                                                  ------------                 -----------

     Total liabilities                                               1,262,935                      92,307

  Commitments and contingencies                                             --                          --

STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                                             --                          --

  Common stock, $.001 par value,
    140,000,000 shares authorized,
    20,270,000 and 200,000 shares issued
    and outstanding, respectively                                       20,270                         200

  Additional paid-in-capital                                        18,791,179                        (200)

  Deficit accumulated in the development Stage                     (17,791,756)                    (92,307)
                                                                  ------------                 -----------

     Total stockholders'equity/(deficit)                             1,019,693                     (92,307)
                                                                  ------------                 -----------

     Total liabilities & stockholders' equity /(deficit)          $  2,282,628                 $        --
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


                                                                               June 29, 2004        June 29, 2004
                                                           Year Ended       (Inception) Through  (Inception) Through
                                                       December 31, 2005     December 31, 2004    December 31, 2005
                                                      --------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $ (17,699,449)        $    (92,307)        $ (17,791,756)
Adjustments to reconcile net loss to
 cash used in operating activities:
 Share based compensation                                16,499,670                   --            16,499,670
 Amortization of debt discount                              305,825                   --               305,825
 Amortization of debt issuance costs                         29,649                   --                29,649

Changes in:
 Accounts payable and accrued liabilities                    79,204               77,307               156,511
                                                      -------------         ------------         -------------

NET CASH USED IN OPERATING ACTIVITIES                      (785,101)             (15,000)             (800,101)
                                                      -------------         ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Property acquisition-deposit                            (1,750,000)                  --            (1,750,000)
                                                      -------------         ------------         -------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES              (1,750,000)                  --            (1,750,000)
                                                      -------------         ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable                                      --               15,000                15,000
 Proceeds from sale of common stock                          16,590                   --                16,590
 Proceeds from convertible notes                          2,725,000                   --             2,725,000
                                                      -------------         ------------         -------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                              2,741,590               15,000             2,756,590
                                                      -------------         ------------         -------------

NET CHANGE IN CASH                                          206,489                   --               206,489
  Cash balance, beginning of period                              --                   --                     -
                                                      -------------         ------------         -------------
  Cash balance, end of period                         $     206,489         $         --         $     206,489
                                                      =============         ============         =============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                              $          --         $         --         $          --
  Cash paid for income taxes                          $          --         $         --         $          --

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

Shares issued in
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

Investments in Oil and Gas Joint Ventures

The Company accounts for its investments in oil and gas joint ventures pursuant to the provisions of AICPA Accounting Interpretation No. 2 to APB No. 18. As such, the Company includes in its financial statements its pro rata share of the assets, liabilities, revenues, and expenses of the venture.

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

The share issuance resulted in the Coastal shareholders controlling approximately 89% of Baseline's issued and outstanding shares of common stock. Consequently, the transaction has been accounted for as a reverse merger with Coastal being deemed the accounting acquirer. Since the transaction involved the merger of a private company (Coastal) into a public shell company (Baseline), it is considered to be a capital transaction rather than a purchase business combination. As accounting acquirer, Coastal issued one share of its common stock for each share of Baseline's common stock issued and outstanding as of the effective date resulting in a total of 2,114,000 shares of Coastal shares being issued. As of the effective date, Baseline had a net deficit of $1,366. For financial accounting and reporting purposes, the historical financial statements of Baseline prior to the effective date have been restated to be those of Coastal.

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

The services were provided by the founders in connection with non-specific research into oil and gas business opportunities. The value of the shares issued was determined by reference to the closing price of Baseline's stock on the date of issuance.

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