Form 10QSB/A
period 2006-03-31
Baseline Oil & Gas Corp.
filed 2006-08-01
CIK 1291983

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                     March 31,                 December 31,
                                                                       2006                        2005
                                                                   ------------                -----------
ASSETS
  Cash                                                             $  4,157,451                $   206,489
  Prepaid and other current assets                                       56,250                         --
                                                                   ------------                -----------
     Total current assets                                             4,213,701                    206,489

   Deferred debt issuance costs, net of amortization of
   $59,298 and $0, respectively                                         266,841                    326,139
   Property acquisition deposit                                              --                  1,750,000
   Unproven leasehold acquisition costs                               5,653,584                         --
   Deferred acquisition costs                                        13,276,175                         --
                                                                   ------------                -----------
     Total assets                                                  $ 23,410,301                $ 2,282,628
                                                                   ============                ===========

LIABILITIES & STOCKHOLDERS'
  EQUITY

  Accounts payable                                                 $     96,075                $    98,726
  Accrued liabilities                                                   123,481                     56,492
  Derivative liability                                                  605,644                          -
  Short term debt and current portion long
  term debt, net of discount                                            339,941                    298,384
                                                                   ------------                -----------
     Total current liabilities                                        1,165,141                    453,602

  Long term debt, net of discount                                     1,094,000                    809,333
                                                                   ------------                -----------

     Total liabilities                                                2,259,141                  1,262,935

  Commitments and contingencies                                              --                         --

STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                                              --                         --

  Common stock, $.001 par value,
    140,000,000 shares authorized,
    40,521,068 and 20,270,000 shares issued
     and outstanding, respectively                                       40,521                     20,270

  Additional paid-in-capital                                         39,816,432                 18,791,179

  Deficit accumulated in the development
    Stage                                                           (18,705,793)               (17,791,756)
                                                                   ------------                -----------

     Total stockholders' equity                                      21,151,160                  1,019,693
                                                                   ------------                -----------

     Total liabilities & stockholders'
      equity                                                       $ 23,410,301                $ 2,282,628
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

                                                               Three Months Ended              Inception Through
                                                       March 31, 2006       March 31, 2005        March 31, 2006
                                                      ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $    (914,037)        $  (5,960,843)         $ (18,705,793)
Adjustments to reconcile net loss to
 cash used in operating activities:
 Share based compensation                                        --             5,935,194             16,499,670
 Amortization of debt discount                              342,517                    --                648,342
 Amortization of debt issuance costs                         59,298                    --                 88,947
  Unrealized (gain) loss on derivative
  liability                                                  99,973                    --                 99,973

Changes in:
 Prepaid assets and other assets                            (56,250)                   --                (56,250)
  Accounts payable and accrued liabilities                   64,541                25,649                221,052
                                                      -------------         -------------          -------------

NET CASH USED IN OPERATING ACTIVITIES                      (403,958)                   --             (1,204,059)
                                                      -------------         -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Property acquisition costs                              (3,903,584)                   --             (5,653,584)
                                                      -------------         -------------          -------------

NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                             (3,903,584)                   --             (5,653,584)
                                                      -------------         -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on note payable                                   (16,496)                   --                (16,496)
 Proceeds from note payable                                      --                    --                 15,000
 Proceeds from common stock
  sales, net                                              8,275,000                   725              8,291,590
 Proceeds from convertible notes                                 --               305,000              2,725,000
                                                      -------------         -------------          -------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                              8,258,504               305,725             11,015,094
                                                      -------------         -------------          -------------

NET CHANGE IN CASH                                        3,950,962               305,725              4,157,451
  Cash balance, beginning of period                         206,489                    --                     --
                                                      -------------         -------------          -------------
  Cash balance, end of period                         $   4,157,451         $     305,725          $   4,157,451
                                                      =============         =============          =============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                              $          --         $          --          $          --
  Cash paid for income taxes                          $          --         $          --          $          --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Warrants issued in connection with
   issuance of stock                                  $     505,671         $          --          $     505,671

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

On February 1, 2006 Baseline completed a private placement of $ 9,000,000 by selling an aggregate of 8,181,819 shares of newly-issued Common Stock at $ 1.10 per share. As part of the transaction, Baseline issued warrants to the placement agents ("Placement Warrants") to purchase an aggregate of 204,546 shares of Common Stock at an exercise price of $ 1.32 per share. These warrants have a three year term. The Company agreed to register the resale of the shares of common stock issuable upon exercise of the Placement Warrants. If the Company fails to timely register or if the registration does not become effective within a certain time frame, the Company will be subject to certain financial penalties. Such penalties shall equal $90,000 per each 30 days that the Company is late, payable at the Company's election in either (i) cash or (ii) shares of additional common stock having a market value equal to $90,000. Based on the guidance in SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", Baseline concluded the Placement Warrants qualified for derivative accounting. Baseline determined the Placement Warrants had the attributes of a liability and therefore recorded the fair value of the Placement Warrants on day one as a current liability and a reduction of additional paid in capital as a cost of equity issuance. Baseline is required to record the unrealized changes in fair value in subsequent periods of the Placement Warrants as an adjustment to the current liability with unrealized changes in the fair value of the derivative reflected in the statement of expenses as "(Gain)/loss on derivative liability." The fair value of the Placement Warrants was $505,671 at February 1, 2006. The fair value of the Placement Warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Baseline's common stock on February 1, 2006, $2.50; expected volatility of 268%; risk free interest rate of approximately 4.54%; and a term of three years. The fair value of the Placement Warrants was $605,644 at March 31, 2006. The fair value of the Placement Warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Baseline's common stock on March 31, 2006, $3.02; expected volatility of 248%; risk free interest rate of approximately 4.83%; and a term of two years and ten months. The resulting unrealized change in fair value of $99,973 from February 1, 2006 was recorded in the statement of expenses as a loss on derivative liability.


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

Item 3. Controls and Procedures.

      During the accounting close for the Company's fiscal quarter ended December 31, 2005, the Company determined that its disclosure controls were not effective in that some accounting entries relating to debt discounts, the corresponding debt discount accretion and debt issuance costs all relating to issuances of convertible debt instruments required adjustment upon review by its independent auditors. To remedy this situation, during the quarter ended March 31, 2006, the Company increased its accounting staff and improved the internal distribution of contracts and documents within our organization. After these remedial measures were implemented, we conducted an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded, as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no other change in our internal controls over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                    BASELINE OIL & GAS CORP.


Date: August 1, 2006                By: /s/ Barrie M. Damson
                                        ----------------------------------------
                                        Name: Barrie M. Damson
                                        Title: Chairman, Chief Executive Officer


Date: August 1, 2006                By: /s/ Richard M. Cohen
                                        ----------------------------------------
                                        Name: Richard M. Cohen
                                        Title: Chief Financial Officer

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