Form 10QSB
period 2006-06-30
Baseline Oil & Gas Corp.
filed 2006-08-14
CIK 1291983

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 333-116890

                            BASELINE OIL & GAS CORP.
           (Exact name of small business as specified in its charter)

             Nevada                                            30-0226902
(State or other jurisdiction of                               (IRS Employer
 incorporation ororganization)                            Identification Number)

                   20022 Creek Farm, San Antonio, Texas 78259
                    (Address of principal executive offices)

                                 (210) 481-5177
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,271,818 shares of Common Stock, $.001 per share, as of August 7, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                   June 30,           December 31,
                                                                     2006                 2005
                                                                 ------------         ------------
ASSETS
  Cash                                                           $  2,918,018         $    206,489
  Prepaid and other current assets                                     37,500                   --
                                                                 ------------         ------------
     Total current assets                                           2,955,518              206,489

     Deferred debt issuance costs, net of amortization of
     $59,298 and $0, respectively                                     207,543              326,139
     Property acquisition-deposit                                          --            1,750,000
     Unproven leasehold acquisition costs                           6,414,723                   --
                                                                 ------------         ------------
     Total assets                                                $  9,577,784         $  2,282,628
                                                                 ============         ============

LIABILITIES & STOCKHOLDERS'
  EQUITY

  Accounts payable                                               $     71,240         $     98,726
  Accrued liabilities                                                 444,063               56,492
  Derivative liability                                                171,994                   --
  Short term debt and current portion long
  term debt, net of discount                                               --              298,384
                                                                 ------------         ------------
     Total current liabilities                                        687,297              453,602

  Long term debt, net of discount                                   1,378,667              809,333
                                                                 ------------         ------------

     Total liabilities                                              2,065,964            1,262,935

  Commitments and contingencies                                            --                   --

STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                                            --                   --

  Common stock, $.001 par value,
    140,000,000 shares authorized,
    30,271,818 and 20,270,000 shares
    issued and outstanding, respectively                               30,272               20,270

  Additional paid-in-capital                                       26,909,615           18,791,179

  Deficit accumulated in the development Stage                    (19,428,067)         (17,791,756)
                                                                 ------------         ------------

     Total stockholders' equity                                     7,511,820            1,019,693
                                                                 ------------         ------------

     Total liabilities & stockholders' equity                    $  9,577,784         $  2,282,628
                                                                 ============         ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
     Three and Six Month Periods Ended June 30, 2006 and 2005 and the Period
              from June 29, 2004 (Inception) through June 30, 2006
                                   (Unaudited)

                                Three Months          Three Months          Six Months            Six Months             Inception
                                   Ended                 Ended                 Ended                 Ended                Through
                               June 30, 2006         June 30, 2005         June 30, 2006         June 30, 2005         June 30, 2006
                               ----------------------------------------------------------------------------------------------------
Selling, general and
administrative expenses        $    839,019          $ 10,784,475          $  1,265,274          $ 16,745,120          $ 18,693,270

Interest income                     (37,513)                   --               (59,543)                   --               (59,543)

Interest expense                    354,418                56,059               764,257                56,257
                                                                                                                          1,128,017
(Gain) loss on
derivative liability               (433,650)                   --              (333,677)                   --              (333,677)
                               ------------          ------------          ------------          ------------          ------------

   Total expenses                   722,274            10,840,534             1,636,311            16,801,377            19,428,067
                               ------------          ------------          ------------          ------------          ------------

   Net loss                    $   (722,274)         $(10,840,534)         $ (1,636,311)         $(16,801,377)         $(19,428,067)
                               ============          ============          ============          ============          ============

Basic and diluted net
loss per common share          $      (0.02)         $      (0.57)         $      (0.04)         $      (1.68)
                               ============          ============          ============          ============

Weighted average
common shares outstanding       39,303,227            19,180,615            37,440,583            10,024,608

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
     Six Month Periods Ended June 30, 2006 and 2005 and the Period from June
                   29, 2004 (Inception) through June 30, 2006
                                   (Unaudited)

                                                                                   Six Months Ended                Inception Through
                                                                         June 30, 2006          June 30, 2005         June 30, 2006
                                                                         ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $ (1,636,311)          $(16,801,377)          $(19,428,067)
Adjustments to reconcile net loss to
  cash used in operating activities:
  Share based compensation                                                         --             16,462,694             16,499,670
  Amortization of debt discount                                               118,596                 47,792                943,068
  Amortization of debt issuance costs                                         637,243                     --                148,245
  Unrealized (gain) loss on derivative liability                             (333,677)                    --               (333,677)

Changes in:
  Prepaid assets and other assets                                             (37,500)                    --                (37,500)
  Accounts payable and accrued  liabilities                                   360,288                 42,759                515,153
                                                                         ------------           ------------           ------------

NET CASH USED IN OPERATING ACTIVITIES                                        (891,361)              (248,132)            (1,693,108)
                                                                         ------------           ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Property acquisition costs                                               (4,664,723)                  (749)            (6,414,723)
                                                                         ------------           ------------           ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                (4,664,723)                  (749)            (6,414,723)
                                                                         ------------           ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on note payable                                                    (16,496)                    --                     --
  Proceeds from note payable                                                       --                     --                     --
  Proceeds from common stock sales, net                                     8,284,109                 16,764              8,650,849
  Proceeds from convertible notes                                                  --                350,000              2,375,000
                                                                         ------------           ------------           ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   8,267,613                366,764             11,025,849
                                                                         ------------           ------------           ------------

NET CHANGE IN CASH                                                          2,711,529                117,883              2,918,018
  Cash balance, beginning of period                                           206,489                     --                     --
                                                                         ------------           ------------           ------------
  Cash balance, end of period                                            $  2,918,018           $    117,883           $  2,918,018
                                                                         ============           ============           ============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                 $         --           $         --           $         --
  Cash paid for income taxes                                             $         --           $         --           $         --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Warrants issued in connection with issuance of stock                   $    505,671           $         --           $    505,671
  Stock issued on conversion of debt                                     $    350,000                     --           $    350,000

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

Use of estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

On January 16, 2006, Baseline entered into a definitive Purchase Agreement ("Purchase Agreement") to purchase certain assets from Rex Energy Operating Corp. ("Rex Energy") and its affiliates (collectively the "Rex Parties"), and, the 50% membership in the New Albany -Indiana, LLC ("New Albany") that we do not already own. Concurrently with the execution of the Purchase Agreement, we entered into a Stock Agreement with certain individuals designated by Rex Energy, pursuant to which we issued a total of 12,069,250 shares of our Common Stock valued at $13,276,175. The issuance of such shares is subject to our right of first refusal to repurchase all such shares at a price $ 1.00 below any bona fide purchase offer for such shares made by a third party. We have accounted for the aforementioned shares as Deferred Acquisition Costs.

On June 8th, 2006, Baseline entered into a Mutual Termination Agreement ("Termination Agreement") and Mutual Release Agreement ("Release Agreement") with the Rex Parties pursuant to which we and the Rex Parties mutually terminated (i) that certain purchase agreement between us dated January 16, 2006 and (ii) that certain stock agreement dated January 16, 2006 (as amended on March 10, 2006).

Pursuant to the termination agreement, the Rex Parties surrendered for cancellation of the aforementioned, 12,069,250 shares of our common stock, previously issued to them pursuant to the Stock Agreement. After giving effect to the cancellation of such shares, we have 30,271,818 shares of common stock outstanding as of the date hereof and options, warrants and convertible promissory notes to purchase up to an additional 19,871,590 shares of our common stock. Pursuant to the Release Agreement, we and the Rex Parties have agreed to release and hold each other harmless from all Claims stemming from Controversies (each as defined in the Release Agreement) arising out of our dealings with one another.

On February 1, 2006 Baseline completed a private placement of $ 9,000,000 by selling an aggregate of 8,181,819 shares of newly-issued Common Stock at $ 1.10 per share. As part of the transaction, Baseline issued warrants to the placement agents ("Placement Warrants") to purchase an aggregate of 204,546 shares of Common Stock at an exercise price of $1.32 per share. These warrants have a three year term. The Company agreed to register the resale of the shares of common stock issuable upon exercise of the Placement Warrants. If the Company fails to timely register or if the registration does not become effective within a certain time frame, the Company will be subject to certain financial penalties. Based on the guidance in SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", Baseline concluded the Placement Warrants qualified for derivative accounting. Baseline determined the Placement Warrants had the attributes of a liability and therefore recorded the fair value of the Placement Warrants on day one as a current liability and a reduction of additional paid in capital as a cost of equity issuance. Baseline is required to record the unrealized changes in fair value in subsequent periods of the Placement Warrants as an adjustment to the current liability with unrealized changes in the fair value of the derivative reflected in the statement of expenses as "(Gain)/loss on derivative liability." The fair value of the Placement Warrants was $505,671 at February 1, 2006. The fair value of the Placement Warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Baseline's common stock on February 1, 2006, $2.50; expected volatility of 268%; risk free interest rate of approximately 4.54%; and a term of three years. The fair value of the Placement Warrants was $605,644 at March 31, 2006. The fair value of the Placement Warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Baseline's common stock on March 31, 2006, $3.02; expected volatility of 248%; risk free interest rate of approximately 4.83%; and a term of two years and ten months. The resulting unrealized change in fair value of $99,973 from February 1, 2006 was recorded in the statement of expenses as a loss on derivative liability. The fair value of the Placement Warrants was $171,994 at June 30, 2006. The fair value of the Placement Warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Baseline's common stock on June 30, 2006, $1.20; expected volatility of 127%; risk free interest rate of approximately 5.13%; and a term of two years and seven months. The resulting unrealized change in fair value of $605,644 from March 31, 2006 was recorded in the statement of expenses as a gain on derivative liability.

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

On February 1, 2006, New Albany completed its acquisition of certain oil and gas leases and other rights from Aurora pursuant to the November 15, 2005 Purchase and Sale Agreement mentioned above.The total purchase price under the Aurora Purchase Agreement and the grant of the Aurora Option was $ 10,500,000 of which Baseline paid $5,250,000.

On February 28, 2006, New Albany acquired a 45% working interest (37.125% net revenue interest) in certain oil, gas and mineral leases covering approximately 21,000 acres of prospective New Albany Shale acreage in Knox and Sullivan Counties, Indiana. New Albany acquired its 45% working interest from Source Rock Resources, Inc., for a total consideration of $ 735,000 (of which Baseline paid half).

NOTE 4 REGISTRATION STATEMENT-PENALTY INTEREST SHARES

As part of its Common Stock Offering in February 2006 (see Note 2) the Company was subject to a Registration Rights Agreement requiring it to file a registration statement under the Securities Act by April 2, 2006. The company did not file by April 2, but did so on June 13, 2006. As a result the company has incurred a $270,000 penalty for the second quarter ($90,000 for each month) payable at its option in either cash or shares of stock. To date the company's registration statement has not been declared effective, as such a $90,000 penalty was incurred for the month of July and a pro-rata penalty has been incurred so far for the month of August to date.

NOTE 5 - SUBSEQUENT EVENTS

On July 21, 2006 Baseline transferred $88,714 to New Albany to fund its share of the purchase working interests in acreage controlled by Source Rock Resources, Inc.

On July 31, 2006 Baseline transferred $200 ,938 to New Albany to fund its share of the purchase price for acreage in the Aurora AMI.

Item 2. Management's Plan of Operation.

Introduction.

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

      On November 25, 2005, we entered into a joint venture with Rex Energy Operating Corp. ("Rex Energy"), a privately held Delaware corporation, for the purpose of acquiring working interests in leasehold interests in leasehold acreage in the Illinois Basin located in Southern Indiana known to contain New Albany Shale formations. Under this joint venture, we and Rex Energy formed New Albany-Indiana, LLC ("New Albany"), a Delaware limited liability company. Pursuant to a Limited Liability Company Agreement (the "LLC Agreement"), we have a 50% economic/voting interest in New Albany and certain affiliates of Rex Energy have a 50% economic/voting interest in New Albany. Rex Energy had originally been a member of New Albany but, on January 30, 2006, Rex Energy withdrew as a member and assigned its membership interests to several of its affiliates, namely Lance T. Shaner, Shaner Limited Partnership & Hulburt Capital Partners Limited Partnership, Rex Energy II Limited Partnership, Douglas Oil & Gas and Rex Energy Wabash, LLC (collectively, the "LLC Assignees").

      On February 1, 2006, New Albany completed its acquisition of certain oil and gas leases and other rights from Aurora, pursuant to a Purchase and Sale Agreement dated November 15, 2005 (the "Aurora Agreement"). Pursuant to the Aurora Agreement, New Albany initially purchased from Aurora an undivided 48.75% working interest (40.7% net revenue interest) in (i) certain oil, gas and mineral leases initially covering approximately 80,000 acres in several counties in Indiana (the "Leases") and (ii) all of Aurora's rights under a certain Farmout and Participation Agreement with a third party ("Farmout Agreement"). In addition, New Albany was granted an option from Aurora (the "Option"), exercisable by New Albany until August 1, 2007, to acquire a 50% working interest in any and all acreage leased or acquired by Aurora or its affiliates within certain other counties located in Indiana (currently estimated to be 50,000 acres), at a fixed price of $25 per net acre. The total purchase price for the acquisition of the working interests in the Leases and the Farmout Agreement, together with the grant of the Option, was $10,500,000. Of the total purchase price, we paid an aggregate of $5,250,000. We obtained funding to pay our share of New Albany's purchase price for this acquisition through private placements of (i) the convertible notes and stock in November 2005 and (ii) shares of our Common Stock in February 2006. As described above, on January 30, 2006, Rex Energy withdrew as a member from New Albany and assigned its membership interests to New Albany Assignees. Since February, New Albany has acquired a working interest in leases covering an additional 27,500 acres.

      On March 6, 2006, New Albany purchased from Source Rock Resources, Inc. ("Source Rock") a 45% working interest in certain oil, gas and mineral leases initially covering approximately 21,000 acres in Knox and Sullivan Counties in Indiana, which the Company believes contain New Albany Shale formation stratum. The purchase price paid by New Albany was $735,000 (of which we paid half). Rex Energy will be the operator for wells drilled on the acreage. Since March, New Albany has acquired a working interest in leases covering an additional 10,000 acres.

Recent Developments

      In June 2006, New Albany entered into a Joint Operating Agreement (the "JOA") with El Paso Exploration & Development Corp., Pogo Producing Company and Aurora Energy Ltd., pursuant to which New Albany contributed certain of its acreage in exchange for a 17% working interest in a new area of mutual interest, targeting the New Albany Shale formation in Greene County, Indiana. Under the JOA, El Paso will serve as operator.

      On June 8, 2006, we entered into a Mutual Termination Agreement (the "Termination Agreement") with Rex Energy and certain of its affiliates pursuant to which we and the Rex Parties mutually terminated (i) that certain purchase agreement between us dated January 16, 2006 (the "Purchase Agreement") and (ii) that certain stock agreement dated January 16, 2006 (as amended on March 10, 2006, the "Stock Agreement"). We and the Rex Parties terminated the Purchase Agreement and the Stock Agreement when it became apparent that the Company could not obtain financing for the proposed acquisition on terms satisfactory to the Rex Parties. We also entered into a Mutual Release Agreement (the "Release Agreement") and a Mutual Non-Disparagement Agreement (the "Non-Disparagement Agreement") with the Rex Parties.

      Pursuant to the Termination Agreement, the Rex Parties surrendered for cancellation, 12,069,250 shares of our Common Stock, previously issued to them pursuant to the Stock Agreement. Pursuant to the Release Agreement, we and the Rex Parties have agreed to release and hold each other harmless from certain claims arising out of our dealings with one another. Nothing in the Termination Agreement, the Release Agreement or the Non-Disparagement Agreement affects our rights with respect to New Albany, of which we own a 50% non-managed membership interest.

      During the second quarter, New Albany participated in the drilling of a well on the acreage it acquired from Aurora, and which is operated by Aurora. Such well is the first of an initial 10-well pilot program. Initially, the well was temporarily abandoned while the operator contemplated reentry. Recently, the decision was made to reenter the original wellbore and to complete drilling. The anticipated cost to New Albany of the pilot program is estimated to be $4.6 million (of which we are responsible for half).

      In connection with our recent JOA with El Paso, Pogo Producing and Aurora Energy, a well was successfully drilled during the second quarter. The well is presently on extended flow test awaiting pipeline hook-up.

      With respect to the properties acquired from Source Rock, we anticipate that New Albany will commence drilling these properties by December 2006.

      We are actively seeking an operating company with which to enter into a merger or acquisition transaction. We are also exploring various strategic joint ventures which may include the acquisition of producing properties. There can be no assurance that we will be able to enter into any such transaction. We believe that we have sufficient capital to satisfy our existing cash requirements over the next twelve months. However, we will likely need to raise additional capital in order to complete any such acquisition. There can be no assurances that we will be able to raise such capital.

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

Item 3. Controls and Procedures.

      We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2006, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings relating to us (including its consolidated subsidiaries). There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting during the period ended June 30, 2006, nor any significant deficiencies or material weaknesses in such internal control over financial reporting requiring corrective actions.

Item 5. Other Information.

      In February 2006, we raised an aggregate gross amount of $9,000,000 by issuing to investors 8,181,818 shares of our Common Stock at the price of $1.10 per share. Pursuant to a Registration Rights Agreement between us and such investors, as a result of our not filing a registration statement under the Securities Act with respect to such investor's shares by April 2, 2006 (we filed it on June 13, 2006) and not attaining effectiveness of such registration statement by June 1, 2006, we have incurred a penalty. Under the Registration Rights Agreement, for every 30-day period beyond June 1, 2006 during which our registration statement is not declared effective, we are required to issue to the investors, at our election, either (i) an aggregate number of additional shares equal to $90,000 divided by the market price of our Common Stock on the date as of which we become obligated to issue such additional shares or (ii) $90,000 cash. To date, we have elected to pay the registration penalty in shares of additional Common Stock. Through July 31, 2006, investors in our February offering are entitled to 172,311 additional shares of our Common Stock. All such additional shares have been included in the registration statement filed on June 13, 2006.

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

      (b) Reports on Form 8-K

      During the period covered by this Report, we filed Reports on Form 8-K on each of the following dates: (i) June 8, 2006 (announcing the termination of the transaction with Rex Energy) and (ii) June 13, 2006 (announcing entry into the June JOA).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BASELINE OIL & GAS CORP.


Date: August 14, 2006                   By: /s/ Barrie M. Damson
                                        ----------------------------------------
                                        Name: Barrie M. Damson
                                        Title: Chairman, Chief Executive Officer


Date: August 14, 2006                   By: /s/ Richard M. Cohen
                                        ----------------------------------------
                                        Name: Richard M. Cohen
                                        Title: Chief Financial Officer

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