Form 10KSB/A
period 2005-12-31
Baseline Oil & Gas Corp.
filed 2006-10-06
CIK 1291983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A-2


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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Introductory Note

      This amendment is being filed to clarify certain information pertaining to our convertible promissory notes, due April 6, 2006 (please see Note 3 to our financial statements).


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


      Mr. Barrie Damson: Mr. Damson joined the Board of Directors and became Chairman/CEO of the Company as of February 1, 2006. Since 1988, Mr. Damson has been the President and Chairman of Damson Financial Resources, Inc., a company specializing in oil and gas, real estate and venture capital investments. Prior to forming Damson Financial, he was President and Chairman of Damson Oil Corporation, a publicly traded oil and gas exploration, development and production company that also served as the general partner of private and publicly traded oil and gas and real estate limited partnerships. Mr. Damson also served as President and Chairman of Bronco Oil Corp and Delta Minerals Corp. He has also served as a director of the Independent Petroleum Association of America, the Domestic Petroleum Council and Viking Resources International. Mr. Damson was a founding member and Vice Chairman of the American Business Conference. He also served as chairman of the New York City Economic Development Corporation. He currently serves on the Dean's Council of the Harvard School of Public Health and the Board of Trustees of the Hospital for Special Surgery in New York. He has also served as a Governor of the American Stock Exchange and a member of its executive committee and chairman of its audit committee. Mr. Damson received his BA from Harvard University, and his LLB from New York University.


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


4.4*           Form of 10% Convertible Promissory Note due April 2006.


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

                                                  BASELINE OIL & GAS CORP.



Date: October 6, 2006                             By: /s/ Barrie Damson
                                                      --------------------------
                                                      Barrie Damson
                                                      Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                             Date
---------                                                             ----




/s/ Barrie Damson                                                October 6, 2006
-------------------------------------------
Barrie Damson
Chief Executive Officer


/s/ Richard Cohen                                                October 6, 2006
-------------------------------------------
Richard Cohen
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Alan Gaines                                                  October 6, 2006
-------------------------------------------
Alan Gaines
Director


/s/ Richard d'Abo                                                October 6, 2006
-------------------------------------------
Richard d'Abo
Director

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

NOTE 3 - CONVERTIBLE NOTES


Upon the effective date of the Coastal merger, Baseline assumed the obligations with respect to $350,000 of convertible promissory notes. The notes, issued in April 2005, are convertible at any time into shares of Baseline's common stock at a rate of $0.25 per share, accrue interest at the rate of 10% per annum and mature in April 2006 (twelve months from the date of issuance). Upon conversion, each holder of these convertible promissory notes is entitled to receive an additional number of shares equal to 20% of the face amount of the convertible promissory notes. The impact of these additional shares results an effective conversion rate of $0.21 per share. Based on the effective conversion rate of $0.21 per share, Baseline has recognized a beneficial conversion feature on the notes of $231,401 which was recorded as a debt discount. The discount is being amortized over the life of the notes. As of December 31, 2005, $163,492 of the discount had been amortized.


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