Form 10QSB/A
period 2006-03-31
Baseline Oil & Gas Corp.
filed 2006-10-06
CIK 1291983

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                 Form 10-QSB/A-2


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

Introductory Note


      This amendment is being filed to update certain information regarding the termination of our proposed transaction with Rex Energy (please see Item 1 hereto).


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                     March 31,                 December 31,
                                                                       2006                        2005
                                                                   ------------                -----------
ASSETS
  Cash                                                             $  4,157,451                $   206,489
  Prepaid and other current assets                                       56,250                         --
                                                                   ------------                -----------
     Total current assets                                             4,213,701                    206,489

   Deferred debt issuance costs, net of amortization of
   $59,298 and $0, respectively                                         266,841                    326,139
   Property acquisition deposit                                              --                  1,750,000
   Unproven leasehold acquisition costs                               5,653,584                         --
                                                                   ------------                -----------
     Total assets                                                  $ 10,134,126                $ 2,282,628
                                                                   ============                ===========

LIABILITIES & STOCKHOLDERS'
  EQUITY

  Accounts payable                                                 $     96,075                $    98,726
  Accrued liabilities                                                   123,481                     56,492
  Derivative liability                                                  605,644                          -
  Short term debt and current portion long
  term debt, net of discount                                            339,941                    298,384
                                                                   ------------                -----------
     Total current liabilities                                        1,165,141                    453,602

  Long term debt, net of discount                                     1,094,000                    809,333
                                                                   ------------                -----------

     Total liabilities                                                2,259,141                  1,262,935

  Commitments and contingencies                                              --                         --

STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                                              --                         --

  Common stock, $.001 par value,
    140,000,000 shares authorized,
    40,521,068 and 20,270,000 shares issued
     and outstanding, respectively                                       40,521                     20,270

  Additional paid-in-capital                                         27,747,182                 18,791,179
  Stock subscription receivable                                      (1,206,925)                        --

  Deficit accumulated in the development
    Stage                                                           (18,705,793)               (17,791,756)
                                                                   ------------                -----------

     Total stockholders' equity                                       7,874,985                  1,019,693
                                                                   ------------                -----------

     Total liabilities & stockholders'
      equity                                                       $ 10,134,126                $ 2,282,628
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

On January 16, 2006, Baseline entered into a definitive Purchase Agreement ("Purchase Agreement") to purchase certain assets from Rex Energy and its affiliates, and, the 50% membership in the New Albany -Indiana, LLC ("New Albany") that we do not already own. Concurrently with the execution of the

Purchase Agreement, we entered into a Stock Agreement with certain individuals designated by Rex Energy, pursuant to which we issued a total of 12,069,250 shares of our Common Stock valued at $1,206,925 or $0.10 per share. The issuance of such shares is subject to our right of first refusal to repurchase all such shares at a price $1.00 below any bona fide purchase offer for such shares made by a third party. We have accounted for the aforementioned shares as a stock subscription receivable.


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

Pursuant to the termination agreement, the Rex Parties surrendered for cancellation of the aforementioned, 12,069,250 shares of our common stock, previously issued to them pursuant to the Stock Agreement. In connection with the surrender of these shares, the $1,206,925 of stock subscription receivable relating to the shares was eliminated as an adjustment to equity. After giving effect to the cancellation of such shares, we have 30,271,818 shares of common stock outstanding as of the date hereof and options, warrants and convertible promissory notes to purchase up to an additional 19,871,590 shares of our common stock. Pursuant to the Release Agreement, we and the Rex Parties have agreed to release and hold each other harmless from all Claims stemming from Controversies (each as defined in the Release Agreement) arising out of our dealings with one another.

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

Item 3. Controls and Procedures.


      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

      During the quarter ended March 31, 2006, we increased our accounting staff and improved the internal distribution of contracts in order to correct certain weaknesses in our disclosure controls that were detected during the prior quarter. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Date: October 6, 2006               By: /s/ Richard M. Cohen
                                        ----------------------------------------
                                        Name: Richard M. Cohen
                                        Title: Chief Financial Officer

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