Form 10QSB/A
period 2006-06-30
Baseline Oil & Gas Corp.
filed 2006-10-06
CIK 1291983

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

                                     PART I
                              FINANCIAL INFORMATION


Introductory Note

      This amendment is being filed to update certain information regarding the termination of our proposed transaction with Rex Energy (please see Items 1 and 2 hereof).


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

      The Purchase Agreement provided that the purchase price for the assets to be acquired was approximately $73 million, subject to adjustment. The Rex Parties obligation to close the transaction was subject to, among other things, our obtaining the necessary financing to purchase the assets by June 30, 2006. The Purchase Agreement provided that the Rex Parties had the right to consent to certain terms of such financing. The Purchase Agreement also provided that in the event that the Closing did not take place by June 30, 2006, then either the Rex Parties or we could terminate the Purchase Agreement.

      Pursuant to the Stock Agreement, we issued 12,069,250 shares of our Common Stock to the Rex Parties in January 2006. The Stock Agreement provided that in the event the sale of their assets to us would not to occur as a result of a material breach by them of a representation or covenant contained in the Purchase Agreement or their failure to satisfy a condition precedent to Closing set forth in the Purchase Agreement, then such shares would become subject to a three-year lock-up period. If the Closing were not to occur for any other reason, then the Stock Agreement provided that the Rex Parties would retain their 12,069,250 shares absent any contractual restrictions. Neither the Stock Agreement nor the Purchase Agreement provided for the cancellation of such shares under any circumstance.

      In March 2006, we obtained a commitment from certain institutional lenders to provide us with a senior secured revolving credit facility, subject to the execution of definitive loan documentation. We anticipated that our initial borrowing availability under the Credit Facility would fund approximately half of the purchase price under the Purchase Agreement. Accordingly, we initially sought to raise the balance of the purchase price by selling shares of our Common Stock in a private offering, but we were not successful in our efforts to do so. Shortly thereafter, we obtained preliminary financing proposals from certain third party investors involving the sale by us of various forms of convertible and/or redeemable preferred stock. While we were prepared to move forward with such proposals, the terms of such proposals were not acceptable to the Rex Parties.

      Given that we were unable to obtain financing acceptable to the Rex Parties by a date that would have allowed us to close by June 30, 2006, and because the Rex Parties had indicated that they would not extend the deadline for the closing of our transaction, it became apparent to us in early June that we would most likely not be able to enter into definitive documentation and close the requisite additional financing to consummate our purchase on a timely basis. Both we and the Rex Parties agreed that it would be unproductive to engage in litigation regarding the termination of the Purchase Agreement as it would be both costly and would impair our respective abilities to move forward on prospective future transactions. Furthermore, in exchange for our agreement to mutually terminate the Purchase Agreement prior to June 30, 2006 and to release the Rex Parties from any liability thereunder, the Rex Parties surrendered for cancellation, the 12,069,250 shares of our Common Stock previously issued to them pursuant to the Stock Agreement.

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

      At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

      There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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