Form 10QSB/A
period 2006-03-31
Baseline Oil & Gas Corp.
filed 2006-10-18
CIK 1291983

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                 Form 10-QSB/A-3


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

Introductory Note


      This amendment is being filed to clarify certain information regarding our controls and procedures set forth in Item 3 hereof.


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

      During the quarter ended March 31, 2006, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes included the hiring of additional accounting staff and the improvement of the manner in which we internally distribute contracts.

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

                                    BASELINE OIL & GAS CORP.



Date: October 18, 2006              By: /s/ Barrie M. Damson
                                        ----------------------------------------
                                        Name: Barrie M. Damson
                                        Title: Chairman, Chief Executive Officer


Date: October 18, 2006              By: /s/ Richard M. Cohen
                                        ----------------------------------------
                                        Name: Richard M. Cohen
                                        Title: Chief Financial Officer

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