Form 10QSB
period 2006-09-30
Baseline Oil & Gas Corp.
filed 2006-11-14
CIK 1291983

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 333-116890

                            BASELINE OIL & GAS CORP.
           (Exact name of small business as specified in its charter)

             Nevada                                      30-0226902
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,717,738 shares of Common Stock, $.001 per share, as of November 7, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
                                                        2006           2005
                                                    ----------------------------
ASSETS
  Cash and cash equivalents                           2,491,596         206,489
  Prepaid and other current assets                       18,750              --
                                                    -----------     -----------
     Total current assets                             2,510,346         206,489

  Deferred debt issuance costs, net of
  amortization of $177,894 and $0, respectively         148,245         326,139
  Property acquisition - deposit                             --       1,750,000
  Unproven leasehold acquisition costs                6,704,375              --
                                                    -----------     -----------
     Total assets                                     9,362,966       2,282,628
                                                    ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY

  Accounts payable                                       57,799          98,726
  Accrued liabilities                                   773,926          56,492
  Derivative liability                                  136,501              --
  Short term debt and current portion
    long term debt, net of discount                          --         298,384
                                                    -----------     -----------
     Total current liabilities                          968,226         453,602
  Long term debt, net of discount                     1,663,334         809,333
                                                    -----------     -----------

     Total liabilities                                2,631,560       1,262,935
                                                    -----------     -----------

  Commitments and contingencies                              --              --

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                              --              --
  Common stock, $.001 par value, 140,000,000
    shares authorized, 30,271,818 and 20,270,000
    shares issued and outstanding, respectively          30,272          20,270
  Additional paid-in capital                         26,909,615      18,791,179
  Deficit accumulated in the development stage      (20,208,481)    (17,791,756)
                                                    -----------     -----------

     Total stockholders' equity                       6,731,406       1,019,693
                                                    -----------     -----------

     Total liabilities & stockholders' equity         9,362,966       2,282,628
                                                    ===========     ===========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
        Three and Nine Months Ended September 30, 2006 and 2005, and the
         Period from June 29, 2004 (Inception) through September 30,2006
                                   (Unaudited)

                                                                                                 June 29, 2004
                                                                                                  (Inception)
                                   Three Months Ended                 Nine Months Ended             Through
                                      September 30,                     September 30,             September 30,
                                  2006             2005             2006             2005             2006
                              --------------------------------------------------------------------------------
Selling
general and
administrative                $    449,042     $     61,123     $  1,595,721     $ 16,806,243     $ 18,990,809

Interest income                    (36,964)              --          (96,507)              --          (96,507)

Interest expense                   403,828           66,874        1,286,681          123,131        1,680,090
Gain on derivative
liability                          (35,493)              --         (369,170)              --         (369,170)

Other expense                           --               --               --               --            3,259
                              --------------------------------------------------------------------------------
Net loss                      $   (780,413)    $   (127,997)    $ (2,416,725)    $(16,929,374)    $(20,208,481)
                              ================================================================================

Basic and diluted
net loss per share            $      (0.03)    $      (0.01)    $      (0.09)    $      (1.29)

Basic and diluted weighted
average shares outstanding      30,271,818       19,320,000       28,068,166       13,157,121

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2006 and 2005
    and the Period from June 29, 2004 (Inception) through September 30, 2006
                                   (Unaudited)

                                                                                             Inception
                                                             Nine Months Ended                 Through
                                                               September 30,                September 30,
                                                          2006               2005               2006
                                                      --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                (2,416,725)       (16,929,374)       (20,208,481)
Adjustments to reconcile net loss to
 cash used in operating activities:
 Share based compensation                                       --         16,462,694         16,499,670
 Unrealized (gain)/loss on derivative liability           (369,170)                --           (369,170)
 Amortization of debt discount                             921,910            105,642          1,227,735
 Amortization of debt issuance costs                       177,894                 --            207,543

Changes in:
 Prepaid and other assets                                  (18,750)                --            (18,750)
 Accounts payable and accruals                             685,819             32,265            842,330
                                                      ------------       ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                   (1,019,022)          (328,773)        (1,819,123)
                                                      ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Property acquisition costs                              (4,954,375)              (749)        (6,704,375)
                                                      ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable                                     --                 --             15,000
 Payments on note payable                                  (16,496)                --            (16,496)
 Proceeds from sale of common stock                      8,275,000             16,764          8,291,590
 Proceeds convertible notes                                     --            350,000          2,725,000
                                                      ------------       ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                8,258,504            366,764         11,015,094
                                                      ------------       ------------       ------------

NET CHANGE IN CASH                                       2,285,107             37,242          2,491,596
  Cash and cash equivalents, beginning of period           206,489                 --                 --
                                                      ------------       ------------       ------------

  Cash and cash equivalents, end of period            $  2,491,596       $     37,242       $  2,491,596
                                                      ============       ============       ============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                              $         --       $         --       $         --
  Cash paid for income taxes                          $         --       $         --       $         --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Warrants issued in connection with
  issuance of stock                                   $    505,671                          $    505,671
  Stock issued for conversion of debt                      359,109                               359,109

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

NOTE 2 - ISSUANCE OF COMMON STOCK

On January 16, 2006, Baseline entered into a definitive Purchase Agreement ("Purchase Agreement") to purchase certain assets from Rex Energy Operating Corp. ("Rex Energy") and its affiliates (collectively the "Rex Parties"), and the 50% membership in the New Albany -Indiana, LLC ("New Albany") that we did not already own. Concurrently with the execution of the Purchase Agreement, we entered into a Stock Agreement with certain individuals designated by Rex Energy, pursuant to which we issued a total of 12,069,250 common shares of our Common Stock valued at $1,206,925 or $0.10 per share. The issuance of such shares was subject to our right of first refusal to repurchase all such shares at a price $ 1.00 below any bona fide purchase offer for such shares made by a third party. We accounted for the aforementioned shares as a stock subscription receivable.

On June 8, 2006, Baseline entered into a Mutual Termination Agreement ("Termination Agreement") and Mutual Release Agreement ("Release Agreement") with the Rex Parties pursuant to which we and the Rex Parties mutually terminated (i) that certain purchase agreement between us dated January 16, 2006 and (ii) that certain stock agreement dated January 16, 2006 (as amended on March 10, 2006).

Pursuant to the termination agreement, the Rex Parties surrendered for cancellation of the aforementioned, 12,069,250 shares of our common stock, previously issued to them pursuant to the Stock Agreement. In connection with the surrender of these shares, the $1,206,925 of stock subscription receivable relating to the shares was eliminated as an adjustment to equity. After giving effect to the cancellation of such shares, we have 30,271,818 shares of common stock outstanding as of September 30, 2006 and options, warrants and convertible promissory notes to purchase up to an additional 19,871,590 shares of our common stock. Pursuant to the Release Agreement, we and the Rex Parties have agreed to release and hold each other harmless from all Claims stemming from Controversies (each as defined in the Release Agreement) arising out of our dealings with one another.

On February 1, 2006 Baseline completed a private placement of $ 9,000,000 by selling an aggregate of 8,181,819 shares of newly-issued Common Stock at $ 1.10 per share. As part of the transaction, Baseline issued warrants to the placement agents ("Placement Warrants") to purchase an aggregate of 204,546 shares of Common Stock at an exercise price of $1.32 per share. These warrants have a three year term. Baseline agreed to register the resale of the shares of common stock issuable upon exercise of the Placement Warrants. Based on the guidance in SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", Baseline concluded the Placement Warrants qualified for derivative accounting. Baseline determined the Placement Warrants had the attributes of a liability and therefore recorded the fair value of the Placement Warrants on day one as a current liability and a reduction of additional paid in capital as a cost of equity issuance. Baseline is required to record the unrealized changes in fair value in subsequent periods of the Placement Warrants as an adjustment to the current liability with unrealized changes in the fair value of the derivative reflected in the statement of expenses as "(Gain)/loss on derivative liability." The fair value of the Placement Warrants was $505,671 at February 1, 2006. The fair value of the Placement Warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Baseline's common stock on February 1, 2006, $2.50; expected volatility of 268%; risk free interest rate of approximately 4.54%; and a term of three years. The fair value of the Placement Warrants was $136,501 at September 30, 2006. The fair value of the Placement Warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Baseline's common stock on September 30, 2006, $0.75; expected volatility of 222%; risk free interest rate of approximately 4.71%; and a term of two years and four months. The resulting unrealized change in fair value of $369,170 from February 1, 2006 was recorded in the statement of expenses as a gain on derivative liability.

On April 6, 2006, holders of Baseline's convertible promissory notes issued in April of 2005 in the aggregate principal amount of $350,000 converted all of such notes into 1,820,000 shares of Baseline's common stock.

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

On February 1, 2006, New Albany completed its acquisition of certain oil and gas leases and other rights from Aurora pursuant to the November 15, 2005 Purchase and Sale Agreement mentioned above. The total purchase price under the Aurora Purchase Agreement and the grant of the Aurora Option was $10,500,000 of which Baseline paid $5,250,000.

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

On July 21, 2006 Baseline transferred $88,714 to New Albany to fund the purchase of working interests in additional acreage acquired from Source Rock Resources, Inc.

On July 31, 2006 Baseline transferred $200,938 to New Albany to fund the purchase of working interests in additional acreage acquired from Aurora.

NOTE 4 REGISTRATION STATEMENT-PENALTY INTEREST SHARES

As part of its Common Stock Offering in February 2006 (see Note 2), Baseline was subject to a Registration Rights Agreement requiring it to file a registration statement under the Securities Act by April 2, 2006. The company did not file by April 2, but did so on June 13, 2006. As a result, Baseline incurred a $540,000 penalty, which was paid by issuing 445,920 common shares in November 2006.

NOTE 5 - SUBSEQUENT EVENTS

On October 20, 2006, Baseline's registration statement was declared effective.

On October 26, 2006, Baseline transferred $680,643 to New Albany to fund its share of the pilot drilling program on the acreage acquired from Aurora and the acquisition of additional acreage from Source Rock Resources, Inc.

On October 20, 2006, Baseline granted a stock option to its President, Carey Birmingham, exercisable for up to 100,000 shares of Common Stock at an exercise price of $0.43 per share. Mr. Birmingham subsequently resigned as President of Baseline on November 10, 2006.

In November 2006, Baseline issued an aggregate of 445,920 shares of Common Stock to investors in our February 2006 private offering. Such shares were issued as a result of Baseline's failure to timely register the shares purchased in the private offering.

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

      On February 1, 2006, New Albany completed its acquisition of certain undeveloped oil and gas leases and other rights from Aurora, pursuant to a Purchase and Sale Agreement dated November 15, 2005 (the "Aurora Agreement"). Pursuant to the Aurora Agreement, New Albany initially purchased from Aurora an undivided 48.75% working interest (40.7% net revenue interest) in (i) certain oil, gas and mineral leases initially covering approximately 80,000 acres in several counties in Indiana (the "Leases") and (ii) all of Aurora's rights under a certain Farmout and Participation Agreement with a third party ("Farmout Agreement"). In addition, New Albany was granted an option from Aurora (the "Option"), exercisable by New Albany until August 1, 2007, to acquire a 50% working interest in any and all acreage leased or acquired by Aurora or its affiliates within certain other counties located in Indiana (currently estimated to be 50,000 acres), at a fixed price of $25 per net acre. The total purchase price for the acquisition of the working interests in the Leases and the Farmout Agreement, together with the grant of the Option, was $10,500,000. Of the total purchase price, we paid an aggregate of $5,250,000. Since February, New Albany has acquired a working interest in leases covering approximately 42,000 additional acres and an option to acquire an additional 18,000 acres pursuant to the Option.

      On March 6, 2006, New Albany purchased from Source Rock Resources, Inc. ("Source Rock") a 45% working interest in certain oil, gas and mineral leases initially covering approximately 21,000 acres in Knox and Sullivan Counties in Indiana, which the Company believes contain New Albany Shale formation stratum. The purchase price paid by New Albany was $735,000 (of which we paid half). Rex Energy will be the operator for wells drilled on the acreage. Since March, New Albany has acquired a working interest in leases covering an additional 20,000 acres.

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

Recent Activity.

      To date, New Albany has participated in the drilling of four pilot wells on acreage acquired from Aurora, designed to test the New Albany Shale formation. The first of these pilot wells was drilled into the New Albany formation and a horizontal lateral attempting to connect this pilot well to a nearby existing vertical producing well was attempted. Although the lateral had a number of gas shows during drilling, the well was temporarily abandoned due to the heaving and collapsing of the Borden formation which lies directly above the New Albany formation. A second vertical pilot well was then drilled and, utilizing a modified technique, a horizontal lateral was drilled connecting this pilot well to a nearby vertical producing well. Evaluation of this well to date has not established the presence of hydrocarbons in commercial quantities. In late October, a third pilot well was drilled and successfully intercepted a nearby vertical producer. The lateral carried shows of gas throughout drilling. Testing of this well began on October 30, 2006 and preliminary indications are that the well should be capable of producing gas in paying quantities. A fourth pilot well was spudded on October 26, 2006 and is presently drilling ahead.

      In connection with our recent JOA with El Paso, Pogo Producing and Aurora Energy, a well was successfully drilled during the second quarter. The well is presently awaiting pipeline hook-up.

      During the third quarter, New Albany received a request from Aurora to participate in the building of a central compression and processing facility on acreage New Albany acquired a working interest in from Aurora. This facility will enable New Albany to market and sale gas by removing impurities from recovered gas and by providing the necessary compression needed to tie into the Texas Gas Transmission Pipeline. The total cost for this facility is anticipated to be approximately $2 million, of which we will be responsible for $500,000.

      With respect to the properties acquired from Source Rock, New Albany has not yet determined the timing of an initial well.

      We are actively seeking an operating company with which to enter into a merger or acquisition transaction. We are also exploring various strategic joint ventures as well as the acquisition of producing or non-producing properties. There can be no assurance that we will be able to enter into any such transaction. We believe that we have sufficient capital to satisfy our existing cash requirements to fund New Albany's original obligations over the next twelve months. However, in order to fully participate in drilling activities that may be proposed on the various properties in which we hold a working interest, we will need to raise additional capital in order to participate in such activities. Likewise, we will be required to raise additional capital in order to complete any acquisitions of properties. There can be no assurances that we will be able to raise such capital.

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

      At the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective.

      During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information.

      In November 2006, we issued an aggregate of 445,920 shares of our Common Stock to investors that participated in our February Private Placement. Such shares were issued pursuant to a Registration Rights Agreement between us and such investors, as a result of our not filing a registration statement under the Securities Act with respect to such investor's shares by April 2, 2006 (we filed it on June 13, 2006) and not attaining effectiveness of such registration statement by June 1, 2006 (it was declared effective on October 20, 2006).

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

      (b) Reports on Form 8-K

      During the period covered by this Report, we filed no Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BASELINE OIL & GAS CORP.


Date: November 14, 2006                 By: /s/ Barrie M. Damson
                                            ------------------------------------
                                        Name: Barrie M. Damson
                                        Title: Chairman, Chief Executive Officer


Date: November 14, 2006                 By: /s/ Richard M. Cohen
                                            ------------------------------------
                                        Name: Richard M. Cohen
                                        Title: Chief Financial Officer

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