Form 10KSB
period 2006-12-31
Baseline Oil & Gas Corp.
filed 2007-04-17
CIK 1291983

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

|_| Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

                           SEC file number: 333-116890

                            Baseline Oil & Gas Corp.
                 (Name of small business issuer in its charter)

                Nevada                                    30-0226902
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  11811 N. Freeway (I-45), Suite 200, Houston, TX              77060
      (Address of principal executive offices)               (Zip code)

         Issuer's telephone number, including area code: (281) 445-5880

       Securities registered under Section 12(b) of the Exchange Act: None

 Securities registered under Section 12(g)
           of the Exchange Act:                    Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X| (Not applicable)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      The issuer's revenues for its most recent fiscal year were $0.

      As of April 16, 2007, the aggregate market value of the issuer's common equity held by non-affiliates was $7,304,795.20, based on the closing price of $0.40 per share for its common stock on the OTC Bulletin Board on April 16, 2007. As of April 16, 2007, 31,436,488 shares of the issuer's common stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

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

General

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

      During fiscal year ended 2006 we were a "shell company" as that term is defined in Rule 405 promulgated under the Securities Act of 1933 (the "Securities Act") and Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), and as such, are subject to rules of the Securities and Exchange Commission (SEC) applicable to shell companies. To date, we have only conducted nominal operations and have only nominal assets.

Development of Business.

      Initial Registered Offering. In 2004, we filed a registration statement on Form SB-2 for the sale by certain selling stockholders of up to 232,000 shares of our common stock, $.001 par value (the "Common Stock"). At that time, our business plan involved our engaging in development consulting, construction management and general contracting services and support for small to mid-size commercial developers and users of commercial buildings and various types of raw land for speculation and development. For the nine months ended January 31, 2005, we had minimal revenues from general contracting activities and management fees.

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

      Under the merger agreement, we assumed all of the obligations and liabilities of Coastal, including Coastal's obligations to repay outstanding indebtedness under its $350,000 original principal amount of 10% convertible promissory notes. These notes are convertible into shares of our common stock at an effective conversion price of $0.21 per share. Subject to the rights of the holders of these notes to convert into shares of our common stock, all of the indebtedness under these notes became due and was paid on April 6, 2006. In addition, on the effective date of the merger, Coastal delivered the sum of $125,000 to us to discharge amounts owed by us for prior legal services rendered to us and for expenses incurred by us in connection with the merger transaction.

      As a result of the merger, Barrie M. Damson and Alan D. Gaines, a former and current officer and director of our Company, respectively, each became beneficial owners of 27.9% of our then-outstanding shares of common stock. As disclosed elsewhere in this Form 10-KSB, Mr. Damson became chairman of the board, chief executive officer and a director, and Mr. Gaines became vice chairman and a director. On March 21, 2007, Mr. Damson resigned as an officer and director of our Company.

      Coastal had been formed to engage in the energy business, and following the merger, the Company began pursuing opportunities in the energy industry and more particularly, the oil and gas industries.

      As discussed below under the heading "- Subsequent Events", our efforts culminated with the following two subsequent transactions during the first quarter of 2007 which, taken together, caused us to cease to be a shell company:

      o redemption on March 16, 2007 of our prior membership interest in a joint venture in exchange for a direct working interest in approximately 171,000 acres in the Illinois Basin located in southern Indiana known to contain New Albany Shale, as more particularly described below under the heading "-Southern Indiana Oil, Gas and Mineral Rights - New Albany Shale" and in our Current Report on Form 8-K previously filed with the SEC on March 19, 2007; and

      o consummation on April 12, 2007 of our acquisition of the Statex Assets (as defined and described more particularly below under the heading "- Subsequent Events") under that Purchase and Sale Agreement dated as of December 20, 2006, as subsequently amended, among us and each of Statex Petroleum I, L.P. and Charles W. Gleeson LP (the "Stephens County Transaction"), including those wells and properties located on approximately 4600 acres in north Texas, as disclosed below under "- Subsequent Events - Stephens County Transaction" and in our Current Reports on Forms 8-K previously filed with the SEC on December 21, 2006 and March 15, 2007

      During fiscal year 2006, our business activities focused on (i) the continued development of our southern Indiana (long life, natural gas reserves) asset base region and (ii) the realization of potential acquisitions in this same region and, through the Stephens County Transaction, north Texas (long life, oil and gas reserves) asset base region.

Southern Indiana Oil, Gas and Mineral Rights - New Albany Shale.

      From November 25, 2005 until March 16, 2007, we held a 50% economic and voting membership interest in New Albany-Indiana, LLC, a Delaware limited liability company ("New Albany"), a joint venture with Rex Energy Operating Corp. ("Rex Energy"), a privately held Delaware corporation, and since January 20, 2006, certain of Rex Energy's affiliates and assigns, formed for the purpose of acquiring working interests in all oil and gas properties rights through leasehold interests (the "New Albany Rights") in leasehold acreage in the Illinois Basin located in Southern Indiana known to contain New Albany Shale formations. Rex Energy Wabash, LLC, an affiliate of Rex Energy, is the managing member of New Albany and responsible for its day-to-day operations.

      The New Albany Rights represented the following working interests acquired by New Albany during our 2006 fiscal year:

      o By that Purchase and Sale Agreement dated November 15, 2005 between New Albany and Aurora Energy Ltd., a Nevada corporation ("Aurora"), New Albany purchased on February 1, 2006 an undivided 48.75% working interest (40.7% net revenue interest) in (i) certain oil, gas and mineral leases covering approximately 80,000 acres in several counties in Indiana and (ii) all of Aurora's rights under a certain Farmout and Participation Agreement with a third party. The total purchase price to New Albany for the acquisition of the working interests, together with the grant of an option to acquire a 50% working interest in any and all acreage leased or acquired by Aurora or its affiliates within certain other counties located in Indiana (estimated to be 68,000 acres), at a fixed price of $25 per net acre, was $10,500,000. Of the total purchase price, we paid an aggregate of $5,250,000. Subsequent to February 1, 2006 New Albany acquired leases covering an additional 42,000 acres. We obtained funding to pay our share of New Albany's purchase price for this acquisition through private placements of (i) our convertible notes and stock in November 2005 and
(ii) shares of our common stock in February 2006, as discussed elsewhere in this Annual Report under the heading "Item 6 "Management's Discussion and Analysis or Plan of Operations".

      o On March 6, 2006, New Albany purchased from Source Rock Resources, Inc. ("Source Rock") a 45% working interest in certain oil, gas and mineral leases covering approximately 21,000 acres in Knox and Sullivan Counties in Indiana, which we believe contain New Albany Shale formation stratum. The purchase price paid by New Albany was $735,000, of which we paid half. Subsequently, New Albany acquired a working interest in approximately 20,000 additional acres in this region. Rex Energy operates the wells drilled on this acreage.

      o In June 2006, New Albany entered into a Joint Operating Agreement with El Paso Exploration & Development Corp., Pogo Producing Company and Aurora Energy Ltd., pursuant to which New Albany contributed certain of its acreage in exchange for a 17% working interest in a new area of mutual interest covering 8,700 acres, targeting the New Albany Shale formation in Greene County, Indiana. Under this joint operating agreement, El Paso serves as operator.

      The name "New Albany Shale" refers to brownish-black shale exposed along the Ohio River at New Albany in Floyd County, Indiana, and is present in the subsurface throughout much of the Illinois Basin. The Illinois Basin covers approximately 60,000 square miles in parts of Illinois, southwestern Indiana and western Kentucky. The New Albany Shale has produced natural gas since 1858, mostly from wells located in southwestern Indiana and western Kentucky (at least 40 fields in Kentucky and 19 in Indiana). As is the case with other organic shale reservoirs, the gas is stored both as free gas in fractures and as absorbed gas on kerogen and clay surfaces within the shale matrix. Wells typically begin producing high volumes of water and low volumes of gas when first beginning to produce in a new area. As more and more wells are drilled in an area, the formation becomes dewatered and the gas continues to desorb from the shale. An initially high level of water is a positive indicator of natural fracturing in the New Albany Shale.

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

      During our fiscal year 2006 we also explored acquiring the 50% membership interest in New Albany not then owned by us, together with all rights of New Albany in the Aurora Agreement and certain assets directly from Rex Energy and its affiliates, including working and royalty interests in oil and gas leases as operator and non-operator, located in Illinois, Indiana, Pennsylvania, West Virginia, Texas, New Mexico, Virginia and New York, that contain approximately 2,028 gross producing oil and natural gas wells. As disclosed in our Current Report on Forms 8-K previously filed with the SEC on January 17, 2006, we entered into a purchase agreement dated January 16, 2006 (the "Rex Purchase Agreement") to purchase these assets for approximately $73.2 million in cash and shares of our Common Stock and, in accordance therewith issued a total of 12,069,250 shares of our Common Stock to certain designees of the selling parties who were designated to become part of our management.

      By that Mutual Termination Agreement (the "Termination Agreement") dated June 8, 2006, the parties mutually terminated the transactions contemplated by the Rex Purchase Agreement and also entered into a mutual release and non-disparagement agreement. In exchange for the earlier termination of the Rex Purchase Agreement and our release of the selling parties from any liability thereunder, 12,069,250 shares of our Common Stock previously issued were surrendered and cancelled. Nothing in the Termination Agreement, the release or the non-disparagement agreement affected our rights with respect to New Albany. As a result of the termination of the Rex Purchase Agreement, none of the additional anticipated changes (including changes to management, our board of directors or the relocation of our headquarters) previously disclosed in our Form 10-KSB for the year ended December 31, 2005 transpired.

Subsequent Events

      New Albany Shale. On March 16, 2007, pursuant to that certain Membership Interest Redemption Agreement of even date between us and New Albany, we redeemed our membership interest in New Albany for a direct assignment to us of an undivided 40.423% working interest in and to the New Albany Rights. The reduction in from our membership interest of 50% to a 40.423% direct working interest reflected an adjustment of our membership interest in New Albany at the time of our redemption, as a result of outstanding capital calls owed by us but assumed by the affiliates and/or assigns of Rex Energy, the other joint venture partner.

      After redeeming our membership interest in New Albany on March 16, 2007, we now own the following assets:

      o 19.7% working interest in the Aurora/Wabash Area of Mutual Interest
(AMI), consisting of approximately 122,000 gross acres (approximately 24,400 acres net to us), seven New Albany natural gas pilot wells (four horizontal and three vertical wells), one natural gas compression/treating facility, two salt water disposal wells, three Devonian Reef gas wells (5% working interest to us) and three horizontal wells currently scheduled to be drilled in 2007;

      o 18.2% working interest in the Rex Knox County AMI, consisting of approximately 41,000 total acres (approximately 7,380 acres net to us) acquired from Source Rock, and five horizontal wells currently scheduled to be drilled in 2007; and

      o 6.9% working interest in the El Paso AMI, consisting of approximately 8,000 acres (560 acres net to us) and one or two horizontal wells currently scheduled to be drilled in 2007.

      Stephens County Transaction. On December 20, 2006 we entered into a Purchase and Sale Agreement with Statex Petroleum I, L.P. and Charles W Gleeson LP for a number of oil and gas producing properties in Stephens County in north Texas (the "Stephens County Transaction"), as initially disclosed by us in our Current Report on Form 8-K filed with the SEC on December 21, 2006. The purchase price was approximately $ 28,600,000, which included interest from January 15, 2007 until date of closing. Upon execution of the agreement we paid a $1,000,000 non-refundable deposit to be credited against the purchase price at the closing scheduled to take place on or before March 9, 2007. On March 9, 2007 we entered into an amendment to the agreement whereby for an additional deposit of $300,000 paid by March 16, 2007 the deadline to close on the purchase of the Stephens County assets was extended until April 16, 2007 and the effective date for the transfer of the assets was changed from December 1, 2006 to February 1, 2007.

      We closed this transaction on April 12, 2007, whereupon we acquired various: (i) leasehold interests, royalty interests, net profit interests, productions payments, operating rights, and similar interest attributable to identified oil, gas and mineral leases, and the leasehold interest created thereby; (ii) all wells thereon or lands pooled, unitized or communitized therewith and all oil, gas, minerals or substances produced therefrom; (iii) all agreements relating thereto; (iv) surface and subsurface machinery and equipment, supplies, facilities or other personal property thereon or thereunder that relate to production, treatment, storage, or transportation of hydrocarbons; and (v) all records relating to the foregoing (collectively, the "Statex Assets"). Regarding environmental defects, other than the express remedies provided for in the agreement, we acquired the Statex Assets in "as is, where is" condition. Under the agreement we also assumed at the closing certain obligations, which were considered in the calculation of the cash purchase price. The assumed obligations included, but are not limited to: (i) obligations occurring on or after the Effective Date related to ownership or operation of, and production allocable to, the Statex Assets; (ii) obligations under all agreements existing on the Effective Date and affecting the Statex Assets; (iii) obligations related to certain overproduction imbalances or imbalances owed by Seller under certain transportation agreements; and (iv) obligations related to plugging, abandonment, removal, disposal, site clearance and similar activities. We also assumed all environmental obligations without regard to when the act, omission or event that gave rise to such obligations.

Employees

      Other than our Thomas Kaetzer, our Chairman and Chief Executive Officer, and Richard Cohen, our Chief Financial Officer, we do not currently have any other employees.

Risk Factors

      Our business activities are subject to risks, including the following:

      Risks Relating to Our Business and the Oil and Natural Gas Industry.

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

      We account for our oil and gas properties using the successful efforts method of accounting. Under this method, all development costs and acquisition costs of proved properties are capitalized and amortized on a units-of-production basis over the remaining life of proved developed reserves and proved reserves, respectively. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful. We evaluate impairment of its proved oil and gas properties whenever events or changes in circumstances indicate an asset's carrying amount may not be recoverable. The risk that the company will be required to write down the carrying value of its oil and natural gas properties increases when oil and gas prices are low or volatile. In addition, write-downs would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues.

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

      Except for our proposed development and production activities in the 4600 acres of the north Texas asset region acquired in the Stephens County Transaction in April 2007, our development activities are largely concentrated in the 171,000 acre New Albany Shale area. New Albany Shale reservoirs are complex, often containing unusual features that are not well understood by drillers and producers. Successful operations in this area require specialized technical staff expertise in horizontal drilling, with respect to which we have limited experience.

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

Our business may suffer if we lose our Chief Executive Officer.

      Our success will be dependent on our ability to continue to employ and retain experienced skilled personnel. We depend to a large extent on the services of Thomas Kaetzer, our Chief Executive Officer and Chairman, the loss of whom could have a material adverse effect on our operations. Although we have an employment agreement with Mr. Kaetzer which provides for notice before he may resign and contains non-competition and non-solicitation provisions, we do not, and likely will not, maintain key-man life insurance with respect to him or any of our employees.

Hedging activities we engage in may prevent us from benefiting from price increases and may expose us to other risks.

      Following our entry into a credit facility in April 2007, we executed an arrangement to use derivative instruments to hedge the impact of market fluctuations on crude oil and natural gas prices. To the extent that we engage in hedging activities, it may be prevented from realizing the benefits of price increases above the levels of the hedges. In addition, we will be subject to risks associated with differences in prices at different locations, particularly where transportation constraints restrict our ability to deliver oil and gas volumes to the delivery point to which the hedging transaction is indexed.

We have had a history of operating losses and we may have losses in the future.

      Since our inception in June 2004, we have had limited operations and nominal revenues. While we intend to increase our revenues through the New Albany properties and the Stephens County Transaction properties and other possible acquisitions, there can be no assurance that we will be successful.

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

      In April 2007 we entered into term and revolving line of credit facilities and borrowed approximately $30 million as part of the purchase price for the Stephens County Transaction completed on April 12, 2007. The line of credit is be available for borrowings to fund our working capital requirements and capital requirements, and is secured by substantially all of our oil and natural gas properties.

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

                       Risks Relating to Our Common Stock

You may experience dilution of your ownership interests due to the future issuance of additional shares of the Company's common stock

      The Company may in the future issue its previously authorized and unissued securities, which will result in the dilution of the ownership interests of its present stockholders. The Company is currently authorized to issue 140,000,000 shares of common stock and 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our Board of Directors. As of April 16, 2007, we have issued 31,436,488 shares of our common stock. In addition, we have outstanding options, warrants and convertible promissory notes to purchase up to an additional 19,756,590 shares of the Company's common stock. Issuance of additional shares of common stock may substantially dilute the ownership interests of the Company's existing stockholders. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock that in turn will require it to issue additional shares to raise funds through sales of its securities. The Company may also issue additional shares of its stock in connection with the hiring of personnel, future acquisitions, future private placements of its securities for capital raising purposes, or for other business purposes. This will further dilute the interests of the Company's existing holders.

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

Item 2. Description of Property.

      Corporate Headquarters. At present, we lease approximately 2500 square feet of office space in Houston, Texas to house our corporate offices. Our lease arrangement is month-to-month and provides for rent of $2,600 per month.

      As of our year ended December 31, 2006, we had only an indirect contractual right (pursuant to our interest in New Albany), in those oil and gas leases and other rights acquired by New Albany during 2006 in the New Albany Shale region in southern Indiana.

      Subsequent to our 2006 fiscal year, we completed the following property transactions:

      Southern Indiana - New Albany Shale. As of March 16, 2007, the date we redeemed our membership interest in New Albany to acquire a direct working interest in the oil and gas leases and other properties held by New Albany, we acquired tracts of land covering approximately 171,000 surface acres in southern Indiana.

      Although the industry has reported a range of natural gas production rate reserve potential in the New Albany Shale Play, there is not extensive production history from horizontal wells completed in the New Albany Shale and we have no proven reserves booked to its acreage position. Currently available public information indicates that each horizontal well should drain 160 to 320 acres at a depth of 1500 to 2500 feet. Estimated reserves are in the range of
0.7 bcf to nearly 2 bcf per well, depending on initial production rates. Wells have had reported test rates of 50 mcfpd to 1,000 mcfpd, and `typical' wells are expected to produce 300 mcfpd or more.

      North Texas - Stephens County Transaction. As of April 12, 2007, the date of the Stephens County Transaction, we acquired tracts of land covering approximately 4600 surface acres in north Texas. The Eliasville field (also called the Stephens County Regular Field) produces primarily from the Caddo Lime oil formation at a depth of 3300 feet.

      The Stephens County Regular field was discovered in the 1920's and produces primarily from the Caddo Lime oil formation at a depth of 3300 feet. Currently the field produces 660 bopd and 100 mcfpd, resulting in 520 boepd of net production, with an average net revenue interest of 77%. There are 81 oil wells producing in the field, and it is an active waterflood with 54 injection wells. There are eight leases which total approximately 4600 acres and there are two central operating facilities and three tank batteries. After the waterflood was initiated in the 1980's, oil production peaked at 1500 bopd from the central six leases which have produced 18 to 22 million barrels of oil and recovered 25% to 30% of the original oil in place. The two western leases have not been incorporated into the waterflood of the central leases and the western leases have recovered only 12% to 18% of the original oil in place.

      Currently the field produces 660 bopd and 100 mcfpd, resulting in 520 boepd of net production, with an average net revenue interest of 80%. There are 80 oil wells producing in the field, and it is an active waterflood with 54 injection wells. There are 8 leases which total approximately 4600 acres and there are 2 central operating facilities and 3 tank batteries. After the waterflood was initiated in the 1980's, oil production peaked at 1500 bopd from the central 6 leases which have produced 18 to 22 million barrels of oil and recovered 25 to 30% of the original oil in place. The 2 western leases have not been incorporated into the waterflood of the central leases and the western leases have recovered only 12 to 18% of the original oil in place.

      Proved reserves have been estimated by a third party engineering firm to be 3.6 million boe (net) with a pre-tax PV10 value of $49.9 million at $59/bbl and $1.77/mcf. Of the proved reserves, 70% are PDP, 10% PDNP and 20% are PUD reserves. In addition, another 1.7 mmboe (net) reserves are classified as probable/possible reserves for expanding the waterflood to the west (approximate $25 million of additional PV10 potential).

Item 3. Legal Proceedings.

      The Company is not currently subject to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to the vote or consent of the holders of our outstanding shares of our common stock during the fourth quarter of 2006.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Market Information.

      Our Common Stock is quoted on the OTC Bulletin Board under the trading symbol "BOGA." Prior to January 17, 2006, our name was College Oak Investments, Inc. and our symbol was "COKV." The table below sets forth the high and low bid information for our Common Stock for the last two fiscal years and the interim quarterly period ended March 31, 2007. These quotations reflect inter-dealer prices, without retail markup, markdown or SEC and may not represent actual transactions. There were no trades of our securities on the OTC Bulletin Board prior to March 3, 2005.

      2007 Quarter Ended            High Bid Price             Low Bid Price
      ------------------            --------------             -------------
           3/31/2007                    $ 0.65                     $ 0.37

      2006 Quarter Ended            High Bid Price             Low Bid Price
      ------------------            --------------             -------------
          12/31/2006                    $ 0.75                     $ 0.35
           9/30/2006                      1.19                       0.67
           6/30/2006                      3.25                       1.10
           3/31/2006                      3.25                       0.85

      2005 Quarter Ended            High Bid Price             Low Bid Price
      ------------------            --------------             -------------
          12/31/2005                    $ 1.40                     $ 0.60
           9/30/2005                      0.90                       0.60
           6/30/2005                      1.01                       0.20
           3/31/2005                      0.90                       0.10

      As of April 16, 2007, we have outstanding options to purchase up to 7,545,000 shares of Common Stock, warrants to purchase up to 7,274,090 shares of Common Stock and notes convertible into up to 4,937,500 shares of Common Stock.

      Holders of Securities.

      As of April 16, 2007, there were approximately 188 holders of record of our Common Stock.

      Our Common Stock is covered by a SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our Common Stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our Common Stock, and it may affect the level of news coverage we receive.

      No equity securities of our Company were purchased by us or any "affiliated purchaser" of ours during fiscal years 2005 or 2006.

      Dividends.

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

       Securities Authorized for Issuance Under Equity Compensation Plans.

      The following table provides information as of December 31, 2006 about our equity compensation arrangements:

                                                                                              Number of securities
                                    Number of securities                                     remaining available for
                                      to be issued upon          Weighted-average         future issuance under equity
                                         exercise of             exercise price of             compensation plans
                                    outstanding options,       outstanding options,           (excluding securities
Plan Category                        warrants and rights        warrants and rights          reflected in column (a)
-------------------------------     ----------------------    ------------------------    ------------------------------
Equity compensation plans                     0                          0                             n/a
approved by security holders

Equity compensation plans not            13,985,000                   $ 0.18                           n/a
approved by security holders
(1)

Total (1)                                13,985,000                   $ 0.18                           n/a

----------

      (1) Consists of warrants and options granted to our employees, officers, directors and consultants, to the extent vested and exercisable (within the meaning of Rule 13d-3(d)(1) promulgated by the SEC under the Securities and Exchange Act of 1934, as amended) as of December 31, 2006.

      Set forth below is a description of the individual compensation arrangements or equity compensation plans not currently approved by our security holders pursuant to which the 14,719,090 shares of our Common Stock included in the chart above were issuable as of December 31, 2006:

      o Option granted April 1, 2005 to a consultant in consideration of services performed on our behalf, which option expires five years from grant date and is currently exercisable to purchase up to 500,000 shares of our Common Stock at an exercise price of $0.30 per share;

      o Options granted April 29, 2005 to directors, officers and consultants in consideration of services performed on our behalf, which options expire five years from grant date and, after adjusting for the cancellation of an aggregate of 8,540,000 shares of Common Stock underlying certain of the option grants, are currently exercisable to purchase up to an aggregate of 4,160,000 shares of our Common Stock at an exercise price of $0.05 per share;

      o Options granted December 20, 2005 to third parties in connection with potential acquisition transaction, which options expire three years from grant date and are currently exercisable to purchase up to 50,000 shares of our Common Stock at an exercise price of $1.00 per share;

      o Option granted December 27, 2005 to an officer in consideration of services performed on our behalf, which option expires five years from grant date and is currently exercisable to purchase up to 175,000 shares of our Common Stock at an exercise price of $0.94 per share;

      o Option granted August 15, 2006 to a consultant in consideration of services performed on our behalf, which option expires five years from grant date and is currently exercisable to purchase up to 100,000 shares of our Common Stock at an exercise price of $1.01 per share;

      o Option granted October 20, 2006 to a consultant in consideration of services performed on our behalf, which option expires five years from grant date and is currently exercisable to purchase up to 100,000 shares of our Common Stock at an exercise price of $0.50 per share;

      o Option granted November 14, 2006 to a consultant in consideration of services performed on our behalf, which option expires five years from grant date and is currently exercisable to purchase up to 360,000 shares of our Common Stock at an exercise price of $0.50 per share;

      o Option granted December 20, 2006 to an officer in consideration of services to be performed on our behalf, which option expires five years from grant date and, subject to a vesting schedule, is currently exercisable with respect to 333,333 shares of our Common Stock at an exercise price of $0.50 per share;

      o Option granted December 20, 2006 to an officer in consideration of services to be performed on our behalf, which option expires five years from grant date and, subject to a vesting schedule, is currently exercisable with respect to 166,666 shares of our Common Stock at an exercise price of $0.60 per share; and

      o Option granted December 20, 2006 to an officer in consideration of services to be performed on our behalf, which option expires five years from grant date and, subject to a vesting schedule, is currently exercisable with respect to 166,666 shares of our Common Stock at an exercise price of $1.00 per share.

Item 6. Management's Discussion and Analysis or Plan of Operations.

      We have not had any revenues from operations in each of the last two fiscal years, as our business operations have consisted principally of oil and gas exploration activities through our participation in the New Albany joint venture. We have no operating history upon which our operations plan or future prospects can be evaluated. Prior to the Stephens County Transaction, our operating revenue did not cover our operating expenses. Our ability to generate future revenue, if any, will depend upon whether we can successfully develop and implement our plan of operation.

      Our business and prospects must be also considered in light of the risks and uncertainties frequently encountered by companies in the oil & gas industry. The successful development of oil and gas fields is highly uncertain and we cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any oil and gas production from our existing fields or other fields, if any, acquired in the future. Risks and uncertainties associated with oil & gas production include:

      o     reservoir performance and natural field decline;

      o changes in operating conditions and costs, including costs of third party equipment or services such as drilling rigs and shipping;

      o the occurrence of unforeseen technical difficulties, including technical problems that may delay start-up or interrupt production;

      o the outcome of negotiations with co-venturers, governments, suppliers, or other third party operators;

      o     our ability to manage expenses successfully;

      o regulatory developments, such as de-regulation of certain energy markets or restrictions on exploration and production under laws and regulations related to environmental or energy security matters; and

      o changes in oil, gas and petrochemical prices and by changes in margins on gasoline and other refined products based upon supply and demand for oil and gas affected by general economic growth rates and conditions, supply disruptions, new supply sources and the competitiveness of alternative hydrocarbon or other energy sources.

Plan of Operation

      Our intended strategy in the next twelve months will be to focus on oil and gas exploration, development and production within our two asset bases located in southern Indiana and our recently acquired assets in north Texas. We believe that the north Texas waterflood can provide us with long life oil reserves and the southern Indiana resource lay can provide us with long life, natural gas potential. We also believe that these two fields provide us with significant organic growth potential.

      We will manage our operations and evaluate our fields from our new office location in Houston, Texas. While the majority of the effort will be spent on developing these two asset bases, we will continue to look for additional incremental acquisitions to make in the vicinity of our current fields.

      New Albany Shale. Giving effect to our redemption in March 2007 of our previous membership interest in New Albany, we own an 18% to 19% working interest in approximately 163,000 acres in five counties in the southern Indiana New Albany Shale formation, of which the remaining 41,000 acres and 122,000 acres are operated under an AMI covering this acreage by Rex Energy and Aurora, respectively (plus an option on an additional 68,000 gross acres). We understand that these companies currently plan to drill eight horizontal wells (in which we have a 18-19% working interest) and one vertical Devonian Reef well (in which we have a 4-5% working interest) initially this year in the 163,000 acre AMI's. Additional wells may be drilled, depending on rig availability, results of wells drilled, and agreement with our partners. Four pilot test wells drilled in 2006 will also be tested this year.

      We also participate in an 8700 acre AMI which is in the same area of the New Albany Shale. El Paso Energy Inc., is operator of this AMI and Rex Energy, Aurora and other partners participate with us. Currently one well is drilling, in which we have just under a 7% working interest in this AMI.

      To date, we have invested $8.1 million in the acquisition of our interest in the 171,000 acres and the drilling of seven New Albany pilot test wells and four Devonian Reef wells. As mentioned above, ten new wells are planned for 2007. Of the wells already drilled, the seven New Albany Shale wells are to be tested for natural gas and water rates, and then tied in for sales. The New Albany Shale wells produce some water initially and have to be pumped off in order to achieve steady gas production. Of the four Devonian Reef wells drilled, two have tested gas (1 at nearly 400mcfpd) and 2 were dry holes.

      We intend to continue to participate in the New Albany Shale development, and based on the results of the ten wells to be drilled during 2007, will work with our partners to evaluate and prioritize future drilling. We anticipate that as many as 500 to 1,000 horizontal wells could be eventually drilled on the current leasehold, depending on success and drainage areas of the horizontal wells.

      The industry has reported a range of natural gas production rate reserve potential in the New Albany Shale Play; however, because there is not extensive production history from horizontal wells completed in the New Albany Shale, we have no proven reserves booked to its acreage position. Currently available public information indicates that each horizontal well should drain 160 to 320 acres at a depth of 1500 to 2500 feet. Estimated reserves are in the range of
0.7 bcf to nearly 2 bcf per well, depending on initial production rates. Wells have had reported test rates of 50 mcfpd to 1,000 mcfpd, and `typical' wells are currently expected to produce 300 mcfpd or more.

      The ability to better predict production rates and reserves per well, as well as establishing the best methodology to drill and complete the horizontal wells, will allow us and our partners to better understand the economics of each well, and the overall play in general. We believe that a more complete understanding and longer term production histories will drive the future drilling activity and accelerated development potential of the New Albany Shale play, as well as will influence our continuing participation and funding needs in 2008 and beyond.

      Stephens County Transaction. The Stephens County Regular field (also called the Eliasville Field) is located in Stephens County, in north Texas, roughly ninety miles west of Fort Worth. The field was discovered in the 1920's and produces primarily from the Caddo Lime oil formation at a depth of 3300 feet. Currently the field produces 660 bopd and 100 mcfpd, resulting in 520 boepd of net production, with an average net revenue interest of 77%.

      In addition to the expected cash flow from the existing production from the Stephens County Transaction, we expect that the existing waterflood on the central acreage can be further developed and that the waterflood can be expanded to the western acreage.

      There are 81 oil wells producing in the field, and it is an active waterflood with 54 injection wells. There are eight leases which total approximately 4600 acres and there are two central operating facilities and three tank batteries. After the waterflood was initiated in the 1980's, oil production peaked at 1500 bopd from the central six leases which have produced 18 to 22 million barrels of oil and recovered 25% to 30% of the original oil in place. The two western leases have not been incorporated into the waterflood of the central leases and the western leases have recovered only 12% to 18% of the original oil in place.

      We believe the Stephens County Transaction provides immediate development opportunities. There are 21 idle wells which are workover candidates as future Caddo oil producers and there is significant infill drilling potential on the acreage. We anticipate developing the 21 workovers and initially drilling five wells in this area during 2007. The eastern and central leases have not been fully developed on well spacing down to 15 to 20 acres and twelve wells are initially planned on these leases. The western leases are developed on 80 acre spacing or greater and 42 infill locations and eight re-entries have been identified on the western leases.

      Proved reserves have been estimated by a third party engineering firm to be 3.6 million boe (net) with a pre-tax PV10 value of $49.9 million at $59/bbl and $1.77/mcf. Of the proved reserves, 70% are PDP, 10% PDNP and 20% are PUD reserves. In addition, another 1.7 mmboe (net) reserves are classified as probable/possible reserves for expanding the waterflood to the west (approximate $25 million of additional PV10 potential).

      In addition to the waterflood expansion, we intend to investigate the full development potential on the 4600 acre lease-hold. We believe the Caddo Lime oil formation is a good candidate for an Alkaline Surfactant Polymer (ASP) flood, and this enhanced oil recovery technique will be evaluated in 2007. There also is shallow gas production in this region, and the natural gas potential for the Marble Falls and Duffer gas formations will be evaluated during 2007, together with the identification of additional leases which may be attractive in the area. In addition, the Barnett Shale is located at approximately 4900 feet in this area, and the production potential of the Shale in this region has not been evaluated.

Sources of Capital

      We currently believe, based upon our forecasts and our liquidity and capital requirements for the near-term future, that the combination of our expected internally-generated cash, the borrowings under that certain revolving credit facility entered into in April 2007 and our working capital, will be adequate to fund our anticipated capital and liquidity requirements for the next twelve months in connection with our above plan of operations.

      As discussed below, we entered into a $75 million revolving credit commitment and term loan on April 12, 2007, of which approximately $45 million is available to be drawn down by us, subject to and only in the event that we satisfy various financial and other covenants contained in the credit agreement. On April 12, 2007 we drew down approximately $9.7 million as a Revolving Loan and $20.3 million as a Term Loan in connection with the Stephens County Transaction and our repayment of the March 2007 Bridge Financing discussed (and defined) below.

      We also expect to receive proceeds during 2007 from production associated with those wells operating in north Texas we purchased as part of the Stephen County Transaction.

      Should our estimated capital needs be erroneous and our costs and expenses prove to be greater than we currently anticipate, or should we change our current operations plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. Although we anticipate that adequate funds will remain available to us under the Loan Transaction, if we were unable to access such funding by reason of our failure to satisfy borrowing covenants under the Credit Agreement we would have to use other alternative resources. To the extent it becomes necessary to raise additional cash in the future if our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or our equity securities, funding from joint venture or strategic partners, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. The sale of additional equity securities or convertible debt securities would result in dilution to our shareholders. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations in such circumstances.

      April 2007 Credit Facility. By a credit agreement executed April 12, 2007 (the "Credit Agreement"), we acquired a revolving credit commitment of up to $54.7 million and a Term Loan Commitment of $20.3 million. Unless earlier payment is required under the Credit Agreement, Revolving Loans must be paid on or before April 12, 2010 and Term Loans on or before October 12, 2010. Interest on Revolving Loans accrues at the Prime Rate that is in effect from time to time, while interest on Term Loans accrues at the Prime Rate in effect from time to time or 7.5%, whichever is greater, plus 3%. Funds available to us are subject to our satisfaction of a borrowing base formula and a number of standard industry conditions precedent and covenants. As security under the Credit Agreement, we have granted lenders a security interest in and a first lien on, all of our existing and after-acquired assets including, without limitation, the Statex Assets that we acquired in the Stephens County Transaction. In addition to the foregoing, we granted the Lenders an overriding royalty interest ranging between 2% and 3% in (i) our existing Oil and Gas Properties and (ii) Oil and Gas Properties that we acquire after the date hereof until the Credit Agreement is terminated.

      As part of the credit facility, we agreed to pay the administrative agent,
(i) for the account of each Revolving Lender, pro rata in accordance with their respective commitments, a commitment fee equal to $173,102 in the aggregate,
(ii) for the account of each Term Lender, pro rata in accordance with their respective commitments, a commitment fee equal to $300,000 in the aggregate, and
(iii) an "Administrative Fee" of $25,000 semi-annually on each August 15 and February 15 that the credit agreement is in effect.

      Private Placement of Equity and Debt . Prior to entering into the credit facility, we have financed our current expenses and our business operations chiefly through private placements of our equity and debt securities, as follows:

      In November 2005, we completed the offering and sale of a $2.375 million in units of consisting of 10% convertible promissory note and shares of common stock in privately negotiated transactions with accredited investors (the "November 2005 Placement"). Each note matures on May 15, 2007 and bears interest at the rate of 10% per annum. The holder of a note may elect to receive interest on the note in cash or in shares of common stock valued at $0.50 per share. At any time prior to maturity, holders may convert the principal and accrued but unpaid interest on their note into such number of shares of common stock equal to the outstanding principal amount plus accrued but unpaid interest, divided by $0.50, or a total of 4,750,000 shares, excluding interest.

      On February 1, 2006, we completed a private placement to accredited investors in which we received gross proceeds of $9 million by selling an aggregate of 8,181,819 shares of our newly-issued Common Stock at $1.10 per share (the "February 2006 Placement"). We paid aggregate placement agent commissions of $675,000 (or 7.5% of the gross proceeds) and issued three-year warrants to our placement agents to purchase an aggregate of 259,090 shares of Common Stock at an exercise price of $1.32 per share. C.K. Cooper & Company and Gilford Securities, Incorporated acted as our placement agents. Approximately $4 million of the net proceeds were used to fund our portion of the Aurora and Source Rock acquisitions by New Albany.

      On March 15, 2007, we borrowed $1.7 million (the "March 2007 Bridge Financing") from a single accredited investor in the form of a Senior Secured Debenture, due September 15, 2007, in the principal amount of $1.7 million, bearing interest at a rate of 16% per annum (the "Debenture"). The investor also received a common stock purchase warrant to purchase up to 3,000,000 shares of our common stock at an exercise price of $0.50 per share any time prior to September 15, 2012. Our obligations under the Debenture were secured by a mortgage and security interest in the properties located in the New Albany Shale area of Indiana in which we hold any leasehold and/or working interests and a continuing security interest in certain of our assets and properties other than the mortgaged property. The Debenture became payable in full upon our consummate an equity or debt financing of $15 million or more and, following our entry into the credit facility on April 12, 2007, we repaid the Debenture in full. We also paid a closing fee of $170,000 on the date on which the outstanding principal amount plus accrued interest was repaid. In connection with the March 2007 Bridge Financing, we delivered to Casimir Capital LP, a placement fee of $170,000 and warrants to purchase up to 340,000 shares of our Common Stock at an exercise price of $0.50 per share.

Off-Balance-Sheet Arrangements.

      We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to any investor in our securities.

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

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth information with respect to the current directors and executive officers of the Company at April 16, 2007.

    Name                      Age          Position with the Company
    --------------            ---          -------------------------------------

    Thomas Kaetzer            47           Chairman, Chief Executive Officer (1)

    Alan Gaines               51           Vice Chairman and Director

    Richard Cohen             56           Chief Financial Officer

    Richard d'Abo             50           Director

-------------

      (1) Effective March 21, 2007, Barrie Damson, as our former Chairman and Chief Executive Officer, resigned, as a result of which Mr. Kaetzer was promoted from President/COO to Chairman/CEO.

      The business experience of each director and named executive officer of the Company is set forth below:

      Mr. Thomas Kaetzer. Mr. Kaetzer was promoted to our chairman and chief executive officer on March 21, 2007. He previously was our president and chief operating officer, titles he held since December 2006. He brings 25 years of experience in the oil and gas industry. Mr. Kaetzer began his career with Texaco Inc., where, from 1981 to 1995, he held various positions of increasing responsibility. Such positions provided him with a solid foundation in the evaluation, exploitation and management of oil and gas assets. He has both onshore and offshore experience in operations and production management, asset acquisition, asset rationalization, development, drilling and workovers in the continental U.S., Gulf of Mexico, North Sea, Colombia, Saudi Arabia, China and West Africa. In 1995, Mr. Kaetzer left Texaco and formed Southwest Texas Oil & Gas Co., which subsequently merged into GulfWest Energy Inc. in 1998. Mr. Kaetzer served as President/Chief Operating Officer of GulfWest from 1999 to 2004, and as Vice President of Operations for its successor, Crimson Exploration Inc., from 2005 to July 2006. Since August 2006, Mr. Kaetzer has worked as a consultant to several companies in the oil and gas industry. Mr. Kaetzer earned his B.S. from the University of Illinois in 1981 and his M.S. in petroleum engineering from Tulane University in 1988.

      Mr. Alan Gaines. Mr. Gaines has served as vice chairman and a director of the Company since April 2005. He is currently the Chairman and CEO of Dune Energy, Inc., an independent E&P company engaged in the development, exploration and acquisition of oil and gas properties, with operations presently concentrated onshore at the Louisiana/Texas Gulf Coast as well as the Fort Worth Basin Barnett Shale. Mr. Gaines has 25 years of experience as an energy investment and merchant banker. In 1983, he co-founded Gaines, Berland Inc., an investment bank and brokerage firm, specializing in global energy markets, with particular emphasis given to small to medium capitalization companies involved in exploration and production, pipelines, refining and marketing, and oilfield services. Mr. Gaines holds a BBA in Finance from Baruch College, and an MBA in Finance (with distinction) from Zarb School, Hofstra University School of Graduate Management.

      Mr. Richard Cohen. Mr. Cohen has served as Chief Financial Officer of the Company since December 2005. Since 2003, Mr. Cohen has served as a director of Dune Energy, Inc., for which he served as Chief Financial Officer from November 2003 to April 2005. Since 1996, he has been the President of Richard M. Cohen Consultants, a financial services consulting company that accepts engagements from public and private companies to assist with their corporate governance and corporate finance needs. During 1999, Mr. Cohen served as the President of National Auto Credit, a publicly traded sub-prime auto finance company. From 1992 to 1995, Mr. Cohen was the President of General Media, then a $150 million international diversified publishing and communications company. Mr. Cohen is a Certified Public Accountant (New York State). He received a BS from The University of Pennsylvania (Wharton) and an MBA from Stanford University.

      Mr. Richard d'Abo. Mr. d'Abo has served as a Director of the Company since January 17, 2006. He is presently a transaction partner at The Yucaipa Companies, a private equity firm focused on consolidating companies within the supermarket industry. From 1995 through 2003, Mr. d'Abo was a private investor, and served as a consultant to numerous companies both public and private regarding acquisitions and related financings. From 1988 to 1994, Mr. d'Abo was a partner at The Yucaipa Companies and was instrumental in the creation of financing structures for a number of acquisitions.

Section 16(a) Beneficial Ownership Reporting Compliance

      The SEC reports and certain other information under the Exchange Act filed by us during fiscal 2006 were filed pursuant to the rules under Section 15(d) of the Exchange Act. Accordingly, our directors and officers and holders of 10% or more of our common stock were not required to file statements of beneficial ownership with regards to their ownership of our equity securities under Section 16 of the Exchange Act.

      On February 28, 2007, we registered our shares of Common Stock under
Section 12 of the Exchange Act, whereupon our officers, directors and 10% or more stockholders became subject to the reporting requirements under Sections 16 of the Exchange Act concerning their beneficial ownership. As of this date, all of our executive officers and directors have timely filed their respective Forms 3 and 4.

Code of Ethics

      We have not adopted a Code of Ethics with respect to our officers because we have not been an operating company. However, with the completion of the Stephens County Transaction, we intend to adopt a Code of Ethics in the reasonably foreseeable future.

Committees

      We do not currently have either an Audit Committee, Nominating Committee or Compensation Committee. Our board of directors believes that having no committees was appropriate by reason of (i) the nominal operations and nominal assets associated with our prior status as a "shell company" and (ii) the lack of any requirements for such commitees under the regulations of the OTC Bulletin Board on which our Common Stock is currently traded. However, with the completion of the Stephens County Transaction, it is our intention to create an Audit Committee, together with such other committees as our board deems advisable, in the reasonably foreseeable future.

Item 10. Executive Compensation.

      Prior to hiring Thomas Kaetzer as our President and Chief Operating Officer, the Company had not paid salaries to any individual, although in December 2005 we began to pay to Richard M. Cohen, Inc., a company of which Richard M. Cohen, our Chief Financial Officer, is sole shareholder, officer and director, a monthly consulting fee of $7,500. In connection with our employment of Mr. Kaetzer in December 2006, we agreed to pay him a salary and other compensation pursuant to his employment agreement with us, including restricted stock award, as described in more detail below in the Summary Compensation Table and under the sub-heading "Employment Agreement".

      The following table shows the compensation of our executive officers for the fiscal years ended December 31, 2006 and December 31, 2005:

                           Summary Compensation Table

                                                                        Long-Term Compensation
                                                                     ----------------------------
                                                       Annual                  Awards
                                                    Compensation
                                         --------------------------------------------------------
               Name and                                                 Securities Underlying         All Other
          Principal Position              Year       Salary ($)              Options (#)             Compensation
-----------------------------------------------------------------------------------------------------------------
Barrie Damson (Chief Executive            2006            $0                    None                      n/a
Officer) (1)

Thomas Kaetzer (President and Chief       2006       $15,833 (2)     2,000,000 shares of Common           n/a
Operating Officer) (2)                                                          Stock

Richard Cohen                             2006         $90,000                  None                      n/a
(Chief Financial Officer) (3)
                                          2005       $7,500 (3)       175,000 shares of Common            n/a
                                                                                Stock

      (1) Mr. Damson joined our board of directors and became our Chairman and Chief Executive Officer as of February 1, 2006. Mr. Damson resigned as Chairman and Chief Executive Officer, effective March 21, 2007

      (2) Mr. Kaetzer became our President and Chief Operating Officer as of December 5, 2006. In 2006 he was paid an amount equal to one month's salary at an annualized salary of $190,000 as provided for in his employment agreement. See the subsection below entitled "Employment Contracts" in this "Item 6 -- Executive Compensation." Mr. Kaetzer was promoted to Chairman and Chief Executive Officer on March 21, 2007, upon the resignation of Mr. Damson.

      (3) Mr. Cohen became our Chief Financial Officer in December 2005, a which time he became the first employee of the Company to receive a salary. Mr. Cohen's salary is $7,500 per month.

Option Grants in the Last Fiscal Year.

      As shown in the below table, during fiscal year ended December 31, 2006, the Company granted stock options to our named executive officers, as follows:

                    Option Grants In Last Fiscal Year (2006)

                                                                 % of Total
                                                No. of             Options
                                              Securities         Granted to
                                              Underlying        Employees in
                                                Options          Fiscal Year         Exercise        Expiration Date
Name                            Year          Granted (1)                             Price
----                            ----          -----------        -----------          -----          ---------------
Barrie Damson
(Chief Executive Officer)       2006               0                  0%               N/A                 N/A

Thomas Kaetzer
(President and Chief            2006         1,000,000 (1)           50%              $0.50            12/20/2011
Operating Officer)
                                2006          500,000 (1)            25%              $0.60            12/20/2011

                                2006          500,000 (1)            25%              $1.00            12/20/2011
Richard Cohen
(Chief Financial Officer)       2006               0                  0%               N/A                 N/A

      (1) Each option shall vest and be exercised in whole or in part, as follows: (i) up to 1/3rd of the underlying Common Stock at any time from and after December 20, 2006, (ii) up to an additional 1/3rd of the underlying Common Stock at any time from and after December 20, 2007, and (iii) up to the remaining 1/3rd of the underlying Common Stock at any time from and after December 20, 2008; provided, that Mr. Kaetzer's employment has not been terminated by us for cause or by Mr. Kaetzer without good reason.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

      During 2006, none of our named executive officers or directors exercised any options to purchase shares of Common Stock. The following table sets forth, for each of our named executive officers and directors, the number and value of vested and unvested options held as of December 31, 2006 and the value of any in-the-money stock options, vested and unvested, as of such date.

                                    No. of Securities                Value of Unexercised In-The-Money Options at
Name                           Underlying Options Granted                        December 31, 2006 (1)
--------------              ---------------------------------        --------------------------------------------
                            Exercisable         Unexercisable           Exercisable               Unexercisable
                            -----------         -------------           -----------               -------------
Barrie Damson               5,000,000 (2)                0              $ 2,800,000                        --

Alan Gaines                 5,000,000 (2)                0              $ 2,800,000                        --

Thomas Kaetzer                666,665            1,333,335              $    38,333                  $ 76,667

Richard d'Abo                 250,000                    0              $   140,000                        --

Richard Cohen                 175,000                    0                       --                        --

      (1) The last sale price of the Common Stock on December 29, 2006 (the last trading date of the fiscal year) was $0.61.

      (2) In 2005, we awarded options to purchase up to 6,000,000 shares of our Common Stock at an exercise price per share of $0.05 to each of Barrie Damson and Alan Gaines. However, in connection with our grant of options to Thomas Kaetzer pursuant to hiring him as our President and Chief Operating Officer, Mr. Gaines and Mr. Damson each agreed to the cancellation of options to acquire 1,000,000 shares of our Common Stock.

Director Compensation.

      Directors of the Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

      Our board of directors met four times during fiscal year 2006 (acting once by unanimous written consent in lieu of a meeting), in which meetings all of our directors participated.

Employment Agreement.

      Our employment agreement, dated December 20, 2006, with Thomas Kaetzer, provides that Mr. Kaetzer shall serve as our President and Chief Operating Officer effective as of December 5, 2006 and ending on December 30, 2008, unless earlier terminated or extended under the terms of such agreement. In consideration for such employment, the Company shall, among other things, pay Mr. Kaetzer an annual salary of $190,000. In addition to his annual salary, if Mr. Kaetzer remains in our employ on December 5, 2007 he shall be entitled to a performance bonus of $50,000. In addition, during the second year of his employment and thereafter (if his employment is extended), he may be entitled to a performance bonus, solely at the discretion of our board of directors. Mr. Kaetzer is further eligible under his employment agreement to participate, subject to any eligibility, co-payment and waiting period requirements, in all employee health and/or benefit plans offered or made available to our executive officers. Upon termination by Mr. Kaetzer for specified good reasons in the event of a merger or acquisition resulting in a diminution of his authority and duties, the relocation of his offices outside Houston, Texas of residence, or his termination by us other than for cause, the terminating executive officer will be entitled to receive from us: (i) a severance payment equal to 12-months of his then-current base salary plus pro rata bonus and fringe benefits otherwise due at time of termination; (ii) any unpaid bonus from preceding year of employment; and (iii) accrued but unused vacation days during the year such termination occurs.

      In addition, his employment agreement provides for us to issue to him three non-qualified stock options to purchase up to an aggregate of 2 million shares of our Common Stock pursuant to three stock option agreements, as described in more detail elsewhere in this Current Report. Each Option is exercisable as to one third of the optioned shares on each of the grant date and the first and second anniversary dates thereafter, and each such agreement provides that if Mr. Kaetzer's employment is terminated by the Company for cause or by Mr. Kaetzer without good reason, unvested Options shall immediately be forfeited, and that if his employment is terminated by the Company without cause or voluntarily by Mr. Kaetzer with good reason, optioned shares that would have vested on the next vesting date will immediately vest and become exercisable in proportion to the number of months he was employed during the 12-month period following the immediately preceding vesting date.

      Mr. Kaetzer has further agreed under his employment agreement that, during the respective term of his employment and for a one-year period after his termination (other than its termination by him for good reason or by us without cause), not to engage, directly or indirectly, as an owner, employee, consultant or otherwise, in any business engaged in the exploration, drilling or production of natural gas or oil within a ten (10) mile radius from any property that we then have an ownership, leasehold or participation interest. He is further prohibited during the above time period from soliciting or inducing, directly or indirectly, any of our then-current employees or customers, or any customers of ours during the one year preceding the termination of his employment.

      Mr. Kaetzer was promoted to Chairman and Chief Executive Officer on March 21, 2007 and, except for his title, his employment agreement continues to govern the terms of his employment.

      We have no other employment agreements with any of our other named executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      As of April 16, 2007, we had 31,436,488 shares of Common Stock outstanding. The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of that date by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

           Name and Address                       Amount and Nature of               Percent of
        of Beneficial Owner (1)                 Beneficial Ownership (2)        Outstanding Shares (2)
        -----------------------                 ------------------------        ----------------------
Thomas Kaetzer                                        666,665  (3)                       2.1 %
(Chairman and  Chief Executive Officer)

Alan Gaines                                         7,624,250  (4)                      23.0 %
(Vice Chairman and  Director)

Richard Cohen                                         475,000  (5)                       1.5 %
(Chief Financial Officer)

Richard d'Abo                                       1,186,000  (6)                       3.7 %
(Director)

Barrie Damson                                       7,624,250  (7)                      23.0 %
     37 Franklin Street
     Westport, CT 06880

Superius Securities Group Inc.  Profit              1,633,637  (8)                       5.1 %
Sharing Plan
     94 Grand Avenue
     Englewood, NJ 07631

Lakewood Group LLC                                  3,000,000  (9)                       8.7 %
     242 4th Street
     Lakewood, NJ 08701

All Officers & Directors as a Group (4              9,951,915  (3)(4)(5)(6)             29.0 %
persons)

      (*) Less than 1%

      (1) Unless otherwise indicated, the address of each beneficial owner reported above is 11811 N. Freeway (I-45), Suite 200, Houston, Texas 77060.

      (2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 31, 2007. Each beneficial owner's percentage is determined by assuming that options that are held by such person (but not any other person), and which are exercisable within 60 days from March 31, 2007, have been exercised.

      (3) Refers to options to purchase (i) up to 1,000,000 shares of Common Stock at an exercise price of $0.50 per share, of which 333,333 underlying shares are currently vested, (ii) up to 500,000 shares of Common Stock at an exercise price of $0.60 per share, of which 166,666 shares are currently vested, and (iii) up to 500,000 shares of Common Stock at an exercise price of $1.00 per share, of which 166,666 shares are currently vested. Each option is subject to a vesting schedule, as follows: (i) up to 1/3rd of the underlying Common Stock exercisable at any time from and after December 20, 2006, (ii) up to an additional 1/3rd of the underlying Common Stock exercisable at any time from and after December 20, 2007, and (iii) up to the remaining 1/3rd of the underlying Common Stock exercisable at any time from and after December 20, 2008; provided, that Mr. Kaetzer's employment has not been terminated by us for cause or by Mr. Kaetzer without good reason.

      (4) Includes options currently exercisable to purchase up to 1,730,000 shares of Common Stock at an exercise price of $0.05 per share. Excluded are 1,670,000 and 1,600,000 shares of Common Stock underlying stock options previously outstanding, which stock options Mr. Gaines surrendered for cancellation on March 15, 2007 and April 12, 2007, respectively.

      (5) Includes 175,000 shares of Common Stock underlying a stock option exercisable at $0.94 per share, and 100,000 shares of Common Stock underlying a stock option exercisable at $0.56 per share.

      (6) Includes 250,000 shares underlying a stock option exercisable at $.05 per share.

      (7) Includes options currently exercisable to purchase up to 1,730,000 shares of Common Stock at an exercise price of $0.05 per share. Excluded are 1,670,000 and 1,600,000 shares of Common Stock underlying stock options previously outstanding, which stock options Mr. Damson surrendered for cancellation on March 15, 2007 and April 12, 2007, respectively.

      (8) Includes 525,000 shares of Common Stock underlying a convertible note in the aggregate principal amount of $250,000 from our November 2005 financing.

      (9) Represents 3,000,000 shares of Common Stock underlying warrants exercisable at $0.50 per share granted in connection with our March 2007 Bridge Financing.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Relationships and Related Transactions.

      As previously disclosed on our Current Report on Form 8-K filed with the SEC on January 29, 2007, on January 26, 2007 then Chairman and Chief Executive Officer Barrie Damson and Vice Chairman and director Alan Gaines each made a loan of $50,000 to us to be used for our short-term working capital needs and evidenced by promissory notes. The notes bear interest at an annual rate of six percent (6%) and matures, as extended by amendment dated April 10, 2007, on the earlier to occur of (i) the date on which we close an equity offering in which we obtain gross proceeds in excess of three million dollars ($3,000,000) or (ii) October 13, 2010.

Director Independence.

      The OTC Bulletin Board, on which our common stock is currently traded, does not maintain director independence standards. However, our board of directors has determined that Richard d'Abo and Alan Gaines are "independent" within the meaning of The Nasdaq Stock Market's director independence standards. In particular, our board of directors has determined that neither Mr. d'Abo nor Mr. Gaines has a material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us) that would interfere with the exercise of independent judgment.

Certain Matters Involving Promoters

      Immediately prior to our merger with Coastal in April 2005, 47.3% of our then outstanding shares of common stock were held by Mr. David Loev. Mr. Loev is an attorney residing in the State of Texas who performed legal services for the Company prior to its merger with Coastal.

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

Item 13. Exhibits.

      (A)   Documents Filed as Part of this Report:

            (I)   Financial Statements:

                                                                        Page No.

      Report of Independent Registered Public Accounting Firm........ F-

      Balance Sheet at December 31, 2006............................. F-

      Statement of Expenses for years ended December 31, 2006
      and 2005 and for the period from June 29, 2004 (Inception)
      through December 31, 2006...................................... F-

      Statement of Cash Flows for years ended December 31, 2006
      and 2005 and for the period from June 29, 2004 (Inception)
      through December 31, 2006...................................... F-

      Statement of Changes in Stockholders' Equity (Deficit) for
      the period from June 29, 2004 (Inception) through
      December 31, 2006.............................................. F-

      Notes to Financial Statements ................................. F-

      (II)  Exhibits

Exhibit Nos.     Description of Exhibit

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

4.4 Promissory Note in favor of Barrie Damson, dated January 26, 2007 (incorporated herein by reference to Exhibit 99.1 of Registrant's Form 8-K report, filed January 29, 2007).

4.5 Promissory Note in favor of Alan Gaines, dated January 26, 2007 (incorporated herein by reference to Exhibit 99.2 of Registrant's Form 8-K report, filed January 29, 2007).

4.6 Form of Senior Secured Debenture, dated March 15, 2007, in the principal amount of $1,700,000 issued to the Investor (incorporated herein by reference to Exhibit 99.1 of Registrant's Form 8-K report, filed March 19, 2007).

4.7 Form of Warrant to Purchase 3,000,000 shares of common stock, dated March 15, 2007, issued by the Registrant to the Investor (incorporated herein by reference to Exhibit 99.2 of Registrant's Form 8-K report, filed March 19, 2007).

10.1 Limited Liability Company Agreement of New Albany-Indiana, LLC, dated as of November 25, 2005, by and among the Registrant, Rex Energy Operating Corp. and Rex Energy Wabash, LLC.

10.1.1 Form of Membership Interest Redemption Agreement, dated as of March 16, 2007, by and between the Company and New
               Albany-Indiana, LLC (incorporated herein by reference to Exhibit
               99.5 of Registrant's Form 8-K report, filed March 19, 2007)

10.1.2 Form of Assignment, Bill of Sale, and Conveyance, dated March 16, 2007, from New Albany-Indiana, to the Company (incorporated herein by reference to Exhibit 99.6 of Registrant's Form 8-K report, filed March 19, 2007)

10.2 Purchase and Sale Agreement, dated as of November 15, 2005, between New Albany-Indiana, LLC and Aurora Energy Ltd.

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

10.6           Amendment to Stock Agreement dated March 10, 2006.

10.7           Purchase Agreement with Source Rock Resources, Inc.

10.8 Mutual Termination Agreement dated June 8, 2006 (incorporated herein by reference to Exhibit 99.1 of Registrant's Form 8-K report, filed June 8, 2006)

10.9 Mutual Release Agreement dated June 8, 2006 (incorporated herein by reference to Exhibit 99.2 of Registrant's Form 8-K report, filed June 8, 2006)

10.10 Mutual Non-Disparagement Agreement dated June 8, 2006 (incorporated herein by reference to Exhibit 99.3 of Registrant's Form 8-K report, filed June 8, 2006)

10.11 Purchase and Sale Agreement, dated December 20, 2006, by and among the Company, Statex Petroleum I, L.P. and Charles W. Gleeson LP (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 8-K report, filed December 21, 2006)

10.11.1 Second Amendment to Purchase and Sale Agreement, as of March 9, 2007, among the Company, Petroleum I, L.P. and Charles W. LP (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 8-K report, filed March 15, 2007)

10.12 Employment Agreement, dated December 5, 2006, by and between the Company and Thomas Kaetzer. (incorporated herein by reference to
               Exhibit 10.2 of Registrant's Form 8-K report, filed December 31,
               2007)

10.13 Stock Option Agreement, dated December 20, 2006, by and between the Company and Thomas Kaetzer (incorporated herein by reference to Exhibit 10.3 of Registrant's Form 8-K report, filed December 31, 2007)

10.14 Stock Option Agreement, dated December 20, 2006, by and between the Company and Thomas Kaetzer (incorporated herein by reference to Exhibit 10.4 of Registrant's Form 8-K report, filed December 31, 2007)

10.15 Stock Option Agreement, dated December 20, 2006, by and between the Company and Thomas Kaetzer (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 8-K report, filed December 31, 2007)

10.16 Form of Security Agreement, dated March 15, , by and between the Company and the Investor (incorporated herein by reference to
               Exhibit 99.3 of Registrant's Form 8-K report, filed March 19,
               2007)

10.17 Form of Mortgage, Security Agreement, Assignment and Financing Statement, dated as of March 15, 2007, by the Company for the benefit of the Investor (incorporated herein by reference to
               Exhibit 99.4 of Registrant's Form 8-K report, filed March 19,
               2007)

31.1* Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.

31.2* Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.

32.1*          Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*          Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

----------

Numbers with (*) indicate exhibits that are filed herewith

Item 14. Principal Accountant Fees and Services.

      For fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Malone & Bailey, PC, our principal independent accounting firm, for professional services were as follows:

                                                     Fiscal Year Ended
                                       December 31, 2006       December 31, 2005
Audit Fees (1)                             $131,498                  $69,705
Audit-Related Fees (2)                       $1,995                   $7,680
Tax Fees (3)                                 $5,321                   $3,950
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

      As of December 31, 2006, we did not have a formal documented pre-approval policy for the fees of our principal accounting firm.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BASELINE OIL & GAS CORP.


Date: April 17, 2007                              By: /s/ Thomas Kaetzer
                                                      --------------------------
                                                      Thomas Kaetzer
                                                      Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                              Date
---------                                                              ----


/s/  Richard Cohen                                                April 17, 2007
--------------------------------------------
Richard Cohen
Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/  Alan Gaines                                                  April 17, 2007
--------------------------------------------
Alan Gaines
Vice Chairman and Director


/s/ Richard d'Abo                                                 April 17, 2007
--------------------------------------------
Richard d'Abo
Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.

Report of Independent Registered Public Accounting Firm...............     F-2

Balance Sheet at December 31, 2006....................................     F-3

Statement of Expenses for years ended December 31, 2006
and 2005 and for the period from June 29, 2004 (Inception)
through December 31, 2006.............................................     F-4

Statement of Cash Flows for years ended December 31, 2006
and 2005 and for the period from June 29, 2004 (Inception)
through December 31, 2006.............................................     F-5

Statement of Changes in Stockholders' Equity (Deficit) for
the period from June 29, 2004 (Inception) through
December 31, 2006.....................................................     F-6

Notes to Financial Statements ........................................     F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   Baseline Oil & Gas Corp.
   (A Development Stage Company)
   Houston, Texas

We have audited the accompanying balance sheet of Baseline Oil & Gas Corp. ("Baseline") as of December 31, 2006, and the related statements of expenses, cash flows and changes in stockholders' equity (deficit)for the two year period then ended and for the period from June 29, 2004 (Inception) through December 31, 2006. These financial statements are the responsibility of Baseline's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baseline, as of December 31, 2006, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.


/s/ Malone & Bailey, PC
-----------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 12, 2007

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2006

ASSETS
  Cash and marketable securities                                                $    123,678
  Prepaid and other current assets                                                   125,000
                                                                                ------------
     Total current assets                                                            248,678

  Deferred debt issuance costs, net of
     amortization of $237,192                                                         88,947
  Deferred financing costs                                                            99,631
  Property acquisition - deposit                                                   1,000,000
  Unproven leasehold acquisition costs                                             7,810,135
                                                                                ------------
     Total assets                                                               $  9,247,391
                                                                                ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Accounts payable                                                              $     82,873
  Other payables                                                                      50,029
  Accrued liabilities                                                                171,471
  Derivative liability                                                               104,896
  Short term debt and current portion of long term debt, net of discount           1,948,001
                                                                                ------------
     Total current liabilities                                                     2,357,270

  Commitments and contingencies                                                           --

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
    none issued and outstanding                                                           --

  Common stock, $.001 par value, 140,000,000 shares authorized,
  31,342,738 shares issued and outstanding                                            31,343

  Additional paid-in-capital                                                      28,423,418

  Deficit accumulated during the development stage                               (21,564,640)
                                                                                ------------
     Total stockholders' equity                                                    6,890,121
      Total liabilities & stockholders' equity                                  $  9,247,391
                                                                                ============
                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                 Years Ended December 31, 2006 and 2005 and the
         Period from June 29, 2004 (Inception) through December 31, 2006

                                                                                           Inception
                                             Year Ended            Year Ended               Through
                                            December 31,          December 31,           December 31,
                                                2006                  2005                   2006
                                            ----------------------------------------------------------
Selling, general
and administrative                          $   2,386,364         $  17,305,279        $    19,781,452

Interest (income)                                (117,630)                    --              (117,630)

Interest expense                                1,691,788               392,565              2,085,197

(Gain) on derivative liability                   (400,775)                    --              (400,775)

Other expense                                     213,137                 1,605                216,396
                                            ----------------------------------------------------------
Total expense                                   3,772,884            17,699,449             21,564,640
                                            ----------------------------------------------------------
Net loss                                    $  (3,772,884)        $ (17,699,449)        $  (21,564,640)
                                            ==========================================================

Basic and diluted loss per share            $       (0.11)        $       (1.20)

Weighted average common shares
outstanding                                    33,989,119            14,777,299

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2006 and 2005 and the
         Period from June 29, 2004 (Inception) through December 31, 2006

                                                                         Year                 Year             Inception
                                                                         Ended                Ended             Through
                                                                      December 31,         December 31,       December 31,
                                                                          2006                 2005               2006
                                                                   ---------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $   (3,772,884)   $   (17,699,449)     $   (21,564,640)
Adjustments to reconcile net loss to
 cash used in operating activities:
 Share based compensation                                                   720,874         16,499,670           17,220,544
 Unrealized gain on derivative liability                                   (400,775)                --             (400,775)
 Amortization of debt discount                                            1,206,577            305,825            1,512,402
 Stock issued as penalty for delayed registration                           594,000                 --              594,000
 Stock issued in lieu of cash interest                                      187,500                 --              187,500
 Amortization of debt issuance costs                                        237,192             29,649              266,841
Changes in:
 Prepaid and other assets                                                  (125,000)                --             (125,000)
 Accounts payable and accruals                                              158,467             79,204              313,482
                                                                     --------------    ---------------      ---------------
NET CASH USED IN OPERATING ACTIVITIES                                    (1,194,049)          (785,101)          (1,995,646)
                                                                     --------------    ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Deposit on acquisition                                                  (1,000,000)                --           (1,000,000)
 Deferred acquisition costs                                                 (99,631)                --              (99,631)
 Property acquisition costs                                              (6,060,135)        (1,750,000)          (7,810,135)
                                                                     --------------    ---------------      ---------------
NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                                             (7,159,766)        (1,750,000)          (8,909,766)
                                                                     --------------    ---------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of note payable                                                    (16,496)                --              (16,496)
 Proceeds from sale of common stock, net                                  8,275,000             16,590            8,291,590
Proceeds from exercise of options                                            12,500                 --               12,500
 Proceeds from convertible notes                                                  -          2,725,000            2,741,496
                                                                     --------------    ---------------      ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 8,271,004          2,741,590           11,029,090
                                                                     --------------    ---------------      ---------------
NET CHANGE IN CASH                                                          (82,811)           206,489              123,678
  Cash balance, beginning of period                                         206,489                 --                   --
                                                                     --------------    ---------------      ---------------

  Cash balance, end of period                                        $      123,678    $       206,489      $       123,678
                                                                     ==============    ===============      ===============
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                             $       50,000    $            --      $        50,000
  Cash paid for income taxes                                         $           --    $            --      $            --
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Warrants issued in connection with
  issuance of stock
                                                                     $      505,671    $            --      $       505,671

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
     For the Period from June 29, 2004 (Inception) through December 31, 2006

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                   Additional         During the
                                                             Common                 Paid In          Development
                                                      Shares         Stock          Capital             Stage              Totals
                                               -------------------------------------------------------------------------------------
Balances, June 29, 2004                                     --     $     --     $          --      $          --      $          --
Shares issued to founders at inception
  for $0.00 per share                                  200,000          200              (200)                --                 --
Net loss                                                                                                (92,307)           (92,307)
                                               -------------------------------------------------------------------------------------
Balances, December 31, 2004                                                                             (92,307)
                                                       200,000          200              (200)                              (92,307)
Proceeds from issuance of common stock              17,006,000       17,006                --                 --             17,006
Debt discount related to shares issued
  with convertible notes                               950,000          950                --                 --                950
Shares issued in connection with merger              2,114,000        2,114            (3,480)                --             (1,366)

Stock based compensation                                    --           --        16,499,670                 --         16,499,670

Debt discount                                               --           --         1,939,401                 --          1,939,401

Debt issuance cost                                          --           --           355,788                 --            355,788
Net loss                                                    --           --                --        (17,699,449)       (17,699,449)
                                               -------------------------------------------------------------------------------------
Balances, December 31, 2005                         20,270,000       20,270        18,791,179        (17,791,756)         1,019,693

Shares issued in connection with merger             12,069,250       12,069         1,194,856                 --          1,206,925
Proceeds from issuance of common stock               8,181,818        8,182         8,991,818                 --          9,000,000

Equity issuance costs                                       --           --       (1,230,671)                 --         (1,230,671)
Shares issued on conversion of debt                  1,820,000        1,820           357,289                 --            359,109
Return of shares issued in connection with
  merger                                           (12,069,250)     (12,069)       (1,194,856)                --         (1,206,925)
Shares issued to pay interest                          375,000          375           187,125                 --            187,500

Shares based compensation                                   --           --           720,874                 --            720,874
Shares issued as penalty for delayed
registration                                           445,920          446           593,554                 --            594,000
Option exercise                                        250,000          250            12,250                 --             12,500

Net loss                                                    --           --                --         (3,772,884)        (3,772,884)
                                               -------------------------------------------------------------------------------------
Balances, December 31, 2006                         31,342,738     $ 31,343     $  28,423,418      $ (21,564,640)     $   6,890,121
                                               =====================================================================================

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Baseline Oil & Gas Corp. ("Baseline" or the "Company") is an independent exploration and production company, with operations presently focused in the Illinois Basin New Albany Shale play. Pursuant to a definitive purchase agreement and subject to the satisfaction of certain terms and conditions, on April 12, 2007 Baseline acquired significant oil and natural gas assets from Statex Petroleum I, L.P. and Charles W. Gleeson LP. Such assets consist of operated and non-operated working interests in leases located in Stephens County Texas, and approximately 81 gross producing oil and natural gas wells.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Baseline considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2006.

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

Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2006 and 2005, there were no dilutive securities outstanding.

Income Taxes

Baseline recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Baseline provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock Compensation

On January 1, 2006, Baseline adopted SFAS No. 123 (R), "Share-Based Payment." SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Baseline adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

During the fiscal year ended December 31, 2005, Baseline granted 13,675,000 options to purchase common stock to employees. All options are currently vested, have a weighted average exercise price of $0.07 per share and expire 5 years from the date of grant. Baseline recorded compensation expense of $10,080,000 under the intrinsic value method during the fiscal year ended December 31, 2005.

The following table illustrates the effect on net loss and net loss per share if Baseline had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                      Year
                                                                     Ended
                                                               December 31, 2005
--------------------------------------------------------------------------------
Net loss as reported                                             $(17,699,449)

Add: stock based compensation determined under
intrinsic value based method                                       10,080,000

Less: stock based compensation determined under
fair value based method                                           (10,874,173)

Pro forma net loss                                               $(18,493,622)
                                                                 =============
Basic and diluted net loss per common share:

As reported                                                      $      (1.20)
                                                                 =============
Pro forma                                                        $      (1.25)
                                                                 =============

The weighted average fair value of the stock options granted during 2005 was $0.77. Variables used in the Black-Scholes option-pricing model include (1) a range of 3.9% - 4.41% for the risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility was 274% - 672%, and (4) zero expected dividends.

NOTE 2 - INCOME TAXES

Deferred tax assets - NOLs                                       $    969,241
Less: valuation allowance                                            (969,241)
                                                                 ------------
Net deferred tax asset                                           $         --
                                                                 ============

Baseline has net operating loss carry-forwards of approximately $2,850,000 at December 31, 2006, which begin expiring in 2024.

NOTE 3 - CONVERTIBLE NOTES

On April 6, 2005 (the effective date), Baseline acquired Coastal in exchange for 17,206,000 shares of Baseline common stock. Coastal was merged with and into Baseline with Baseline continuing as the surviving entity.

Upon the effective date of the Coastal merger, Baseline assumed the obligations with respect to $350,000 of convertible promissory notes. The notes, issued in April 2005, were convertible at any time into shares of Baseline's common stock at a rate of $0.25 per share, accrued interest at the rate of 10% per annum and matured in April 2006 (twelve months from the date of issuance). Upon conversion, each holder of these convertible promissory notes is entitled to receive an additional number of shares equal to 20% of the face amount of the convertible promissory notes. The impact of these additional shares results in an effective conversion rate of $0.21 per share. Based on the effective conversion rate of $0.21 per share, Baseline has recognized a beneficial conversion feature on the notes of $231,401 which was recorded as a debt discount. The discount was amortized over the life of the notes. On April 6, 2006, holders of Baseline's convertible promissory notes issued in April of 2005 in the aggregate principal amount of $350,000, converted all of such notes plus accrued interest into 1,820,000 shares of Baseline's common stock.

During November of 2005, Baseline sold $2,375,000 in aggregate of its units. Each Unit consisted of (i) a $50,000 principal amount in an 18 month 10% convertible promissory note ("November Note"), and (ii) such number of shares of common stock equal to the quotient of (1) the aggregate principal amount of each Note purchased, multiplied by 20% and (2) $0.50. The notes are convertible at any time at a conversion price of $0.50 per share. Interest is payable in cash or shares (at the conversion price) at the option of the Company. Purchasers of the Units received in the aggregate 950,000 shares and, upon conversion of the Notes, will receive an additional 4,750,000 Shares. Each quarter Baseline pays interest of $59,380 to the holders in the form of $12,500 in cash and 93,750 shares of Baseline common. Baseline recorded a debt discount of $680,500 in connection with the initial issuance 950,000 shares based on the stock prices of $0.71 and $0.75 on the dates of issuance. Based on the effective conversion rate of $0.50, Baseline recognized a beneficial conversion feature of $1,027,500 as a debt discount on the additional 4,750,000 shares to be issued upon conversion of the principal amount of the note. The total discount, $1,708,000, is being amortized over the life of the November Note using the effective interest method. As of December 31, 2006, $1,281,001 of the discount had been amortized resulting in a net balance for the November Note of $1,948,001.

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

Pursuant to the termination agreement, the Rex Parties surrendered for cancellation of the aforementioned, 12,069,250 shares of our common stock, previously issued to them pursuant to the Stock Agreement. In connection with the surrender of these shares, the $1,206,925 of stock subscription receivable relating to the shares was eliminated as an adjustment to equity. After giving effect to the cancellation of such shares, we have 31,342,730 shares of common stock and options, warrants and convertible promissory notes to purchase up to an additional 19,562,840 shares of common stock outstanding as of December 31, 2006. Pursuant to the Release Agreement, we and the Rex Parties have agreed to release and hold each other harmless from all Claims stemming from Controversies (each as defined in the Release Agreement) arising out of our dealings with one another.

On February 1, 2006 Baseline completed a private placement of $9,000,000 by selling an aggregate of 8,181,818 shares of newly-issued Common Stock at $ 1.10 per share. As part of the transaction, Baseline issued warrants to the placement agents ("Placement Warrants") to purchase an aggregate of 204,546 shares of Common Stock at an exercise price of $1.32 per share. These warrants have a three year term. Baseline agreed to register the resale of the shares of common stock issuable upon exercise of the Placement Warrants. Based on the guidance in SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", Baseline concluded the Placement Warrants qualified for derivative accounting. Baseline determined the Placement Warrants had the attributes of a liability and therefore recorded the fair value of the Placement Warrants on day one as a current liability and a reduction of additional paid in capital as a cost of equity issuance. Baseline is required to record the unrealized changes in fair value in subsequent periods of the Placement Warrants as an adjustment to the current liability with unrealized changes in the fair value of the derivative reflected in the statement of expenses as "(Gain)/loss on derivative liability." The fair value of the Placement Warrants was $505,671 at February 1, 2006. The fair value of the Placement Warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Baseline's common stock on February 1, 2006, $2.50; expected volatility of 268%; risk free interest rate of approximately 4.54%; and a term of three years. The fair value of the Placement Warrants was $104,896 at December 31, 2006. The fair value of the Placement Warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price as noted above; the market value of Baseline's common stock on December 31, 2006, $0.761 expected volatility of 224%; risk free interest rate of approximately 4.82%; and a term of two years and four months. The resulting unrealized change in fair value of $400,775 from February 1, 2006 was recorded in the statement of expenses as a gain on derivative liability.

On April 6, 2006, holders of Baseline's convertible promissory notes issued in April of 2005 in the aggregate principal amount of $350,000, converted all of such notes into 1,820,000 shares of Baseline's common stock.

On October 20, 2006, Baseline's registration statement was declared effective.

In November 2006, Baseline issued an aggregate of 445,920 shares of Common Stock with a value of $594,000 to investors in our February 2006 private offering. Such shares were issued as a result of Baseline's failure to timely register the shares purchased in the private offering.

On November 15, 2006, Baseline issued an aggregate of 375,000 shares of Common Stock with a value of $187,500 to holders of November Notes in payment of accrued interest through November 15, 2006.

On November 16, 2006, Wayne Brannan exercised an option to purchase 250,000 shares of Common Stock at $0.05 per share. Baseline issued 250,000 shares to Mr. Brannan in exchange for $12,500.

NOTE 5 - STOCK OPTION GRANTS

On April 1, 2005, Baseline granted a stock option to a non-employee consultant to purchase up to 500,000 shares of common stock at an exercise price of $0.30 per share. The option shall terminate no later than March 31, 2010 and may be exercised in whole or in part, at any time from and after October 1, 2005. The fair value of the option was $150,000 and has been fully expensed as share based compensation. As of the effective date of the Coastal merger noted above, see
Note 3, the shares available in connection with the option converted into an equal number of Baseline shares.

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

Mr. Alan Gaines ("Gaines") and Mr. Barrie Damson ("Damson"), two of the seven persons mentioned above, have options which are cancelable under certain conditions. Specifically, the agreement with Rex Energy Operating Corp. (see
Note 4) provides that each of Damson and Gaines, who presently each beneficially owns 5,894,250 shares of our outstanding Common Stock and options to acquire an additional 6,000,000 shares of Common Stock, will, upon the earlier to occur of
(i) the Closing Date or, (ii) if the Closing shall not have occurred as a result of the Baseline's breach of a material provision of the Purchase Agreement, June 30, 2006, cancel such number of shares underlying their respective stock options, such that on such date, each of Messrs. Gaines and Damson shall beneficially own no more than 9.99% of the Company's outstanding shares of Common Stock on a fully-diluted basis. As is discussed in Note 4, on June 8, 2006, Baseline terminated the Purchase Agreement with Rex Energy.

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

During 2006, Baseline's Board of Directors granted the following stock options, which are immediately exercisable with the exception of the options issued to Thomas Kaetzer as detailed below:

On August 15, 2006, Baseline granted a stock option to The Wall Street Group, a consultant, exercisable for up to 100,000 shares of Common Stock at an exercise price of $1.01 per share.

On October 20, 2006, Baseline granted a stock option to Carey Birmingham, its former president, exercisable for up to 75,000 shares of Common Stock at an exercise price of $0.50 per share.

On October 20, 2006, Baseline granted a stock option to David Loev, exercisable for up to 25,000 shares of Common Stock at an exercise price of $0.50 per share.

On November 14, 2006, Baseline granted a stock option to Masstar Inc., a consultant, exercisable for up to 360,000 shares of Common Stock at an exercise price of $0.50 per share.

On November 16, 2006 Wayne Brannan exercised an option to purchase 250,000 shares at $0.05 share.

On December 16, 2006, Baseline granted stock options to Thomas Kaetzer, then COO, now CEO, exercisable for up to 1,000,000, 500,000 and 500,000 shares of Common Stock exercisable at $0.50, $0.60 and $1.00 per share respectively. Mr. Kaetzer's options vest in three equal parts on; 1) the date of grant, 2) the 1st anniversary the date of grant, and 3) 2nd anniversary of the date of grant. Coinciding with the issue of Mr. Kaetzer's options, Messers Gaines and Damson agreed to cancel in aggregate options to purchase 2,000,000 shares with an exercise price of $0.05 per share.

The following table summarizes stock option activity:

                                                                      Weighted
                                                                       Average
                                                      Options           Price
                                                      -------           -----
Outstanding as of January 1, 2004                            --        $   --
Granted during 2004                                          --            --
Cancelled or expired                                         --            --
Exercised                                                    --            --
                                                     ----------
Outstanding as of December 31, 2004                          --            --

Granted during 2005                                  13,675,000        $ 0.07
Cancelled or expired                                         --            --
Exercised                                                    --            --
                                                     ----------
Outstanding as of December 31, 2005                  13,675,000        $ 0.07

Granted during 2006                                   2,560,000        $ 0.64
Cancelled or expired                                 (2,000,000)         0.05
Exercised                                              (250,000)         0.05
                                                     ----------
Outstanding as of December 31, 2006                  13,985,000        $ 0.18
                                                     ----------
Exercisable as of December 31, 2006                  13,985,000        $ 0.18
                                                     ----------

Options Outstanding and exercisable at December 31, 2006:

                                                                  Exercisable
                                      Number        Remaining      Number of
Exercise Price                      of Shares          Life         Shares
                                   ------------------------------------------
             $0.05                  10,700,000          3.3        10,700,000
             $0.30                     500,000          3.3           500,000
          0.50 - $1.01               2,785,000          4.8         1,451,667
                                    ----------                     -----------
                                    13,985,000                     12,651,667
                                    ==========                     ===========

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

On November 8, 2006 Baseline transferred $250,105 to New Albany to fund its share of the pilot drilling program on the acreage acquired from Aurora

On November 17, 2006 Baseline transferred $175,013 to New Albany to fund its share of the pilot drilling program on the acreage acquired from Aurora

NOTE 7 - REGISTRATION STATEMENT-PENALTY INTEREST SHARES

As part of its Common Stock Offering in February 2006 (see Note 4), Baseline was subject to a Registration Rights Agreement requiring it to file a registration statement under the Securities Act by April 2, 2006. The company did not file by April 2, but did so on June 13, 2006. As a result, Baseline incurred a $540,000 penalty, which was paid by issuing 445,920 common shares in November 2006.

NOTE 8 - SUBSEQUENT EVENTS

On December 20, 2006 Baseline Oil & Gas entered into a Purchase and Sale Agreement ( "agreement") with Statex Petroleum I, L.P. and Charles W Gleeson LP for a number of oil and gas producing properties in Stephens County in West Texas. The purchase price was $ 28,000,000 plus interest from January 15, 2007 until date of closing. Upon execution of the agreement we paid a $1,000,000 non-refundable deposit to be credited against the purchase price at the closing scheduled to take place on or before March 9, 2007. On March 9, 2007 we entered into an amendment to the agreement whereby for an additional deposit of $300,000 paid by March 16, 2007 the deadline to close on the purchase of the Stephens County assets was extended until April 16, 2007 and the effective date for the transfer of the assets was changed from December 1, 2006 to February 1, 2007. Baseline closed this acquisition on April 12, 2007.

On January 4, 2007, Baseline granted a stock option to Richard Cohen, CFO, exercisable for up to 100,000 shares of Common Stock at an exercise price of $0.56 per share.

On January 26, 2007 Barrie Damson our Chairman and CEO and Alan Gaines our Vice Chairman and a director each made a loan of $50,000 to the Company to be used for short term working capital needs. The loans, in the form of promissory notes, bear interest at an annual rate of 6% and mature on the earlier to occur of (i) the date on which we close a financing transaction in which we obtain proceeds in excess of $5,000,000 or (ii) July 26, 2007.

On February 15, 2007, Baseline issued an aggregate of 93,750 shares of Common Stock to holders of November Notes in payment of interest for the three months ended February 15, 2007.

On March 15, 2007 Baseline closed a private bridge financing whereby we borrowed $1,700,000 from a single accredited investor, Lakewood Capital ("Lakewood"). The Company issued to Lakewood a Senior Secured Debenture ("Debenture") bearing interest at 16%, a common stock purchase warrant to purchase up to 3,000,000 shares of our common stock at an exercise price of $0.50 per share, and entered into a security agreement collateralized by the assets of the New Albany LLC. In addition we are required to pay Lakewood a closing fee of $170,000 on the date when the outstanding principal and accrued interest are paid. If Baseline consummates a debt or equity financing of $15,000,000 or more the Debenture must be paid in full. The proceeds from the Lakewood financing were used to pay the additional deposit of $300,000 on the Stephens County property, satisfy a capital call of $300,000 payable to Rex to maintain an interest in the New Albany LLC, pay existing payables on Stephens County, and pay a $170,000 fee to Casamir Capital, the placement agent. Additionally, The Company issued Casamir Capital a warrant exercisable for up to 340,000 shares of Common Stock at an exercise price of $0.50 per share. Concurrently with the closing of the Lakewood financing, Barrie Damson and Alan Gaines each cancelled stock options to purchase 1,670,000 shares of the company's common stock at an exercise of $0.05.

On March 16, 2007 we delivered $300,000 to New Albany-Indiana LLC ( "New Albany ") to pay a portion of the outstanding capital calls that we, as a member of New Albany, were required to make. Pursuant to a Membership Interest Redemption Agreement between the Company and New Albany, we then redeemed our membership interest in the New Albany for the direct assignment to the Company of an undivided 40.423% working interest in and to all oil and gas properties, rights, and assets of New Albany. The New Albany assets have been pledged to Lakewood under a mortgage to secure the assets of Lakewood Debenture.

Effective March 21, 2007, Barrie Damson resigned as Chairman and CEO of Baseline Oil and Gas Corp. As a result of Mr. Damson's departure, the Company appointed Mr. Thomas Kaetzer to fill the vacancy on the Board and promoted Mr. Kaetzer from President/COO to Chairman/CEO.

                                INDEX TO EXHIBITS

Exhibit No.    Description
-----------    -----------

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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