Form 10QSB
period 2007-03-31
Baseline Oil & Gas Corp.
filed 2007-05-15
CIK 1291983

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2007

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 333-116890

                            BASELINE OIL & GAS CORP.
           (Exact name of small business as specified in its charter)

            Nevada                                       30-0226902
(State or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)


              11811 N. Freeway (I-45), Suite 200, Houston, TX 77060
                    (Address of principal executive offices)

                                 (281) 591-6100
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,436,488 shares of Common Stock, $.001 per share, as of May 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                      March 31,        December 31,
                                                                                        2007               2006
                                                                                    -------------------------------
ASSETS
  Cash and marketable securities                                                    $    488,177       $    123,678
  Deferred debt issuance costs, net of
     amortization of $453,118 and $262,379, respectively                               1,531,809             88,947
  Prepaid and other current assets                                                       200,000            125,000
                                                                                    ------------       ------------
     Total current assets                                                              2,219,986            337,625

     Deferred acquisition costs                                                           29,739                 --
     Deferred financing costs                                                            399,385             99,631
     Property acquisition - deposit                                                    1,300,000          1,000,000
     Unproven leasehold acquisition costs                                              8,092,302          7,810,135
                                                                                    ------------       ------------
     Total assets                                                                   $ 12,041,412       $  9,247,391
                                                                                    ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
  Accounts payable                                                                  $    177,985       $     82,873
  Other payables                                                                         134,456             50,029
  Accrued liabilities                                                                     43,056            171,471
  Derivative liability                                                                    58,461            104,896
  Short term debt and current portion
    long term debt, net of discount                                                    3,932,668          1,948,001
                                                                                    ------------       ------------
     Total current liabilities                                                         4,346,626          2,357,270

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,  10,000,000 shares authorized,
    none issued and outstanding                                                               --                 --

  Common stock, $.001 par value, 140,000,000 shares authorized, 31,436,488 and
    31,342,738 shares issued and outstanding, respectively                                31,437             31,343

  Additional paid-in-capital                                                          30,033,969         28,423,418

  Deficit accumulated in the development stage                                       (22,370,620)       (21,564,640)
                                                                                    ------------       ------------

     Total stockholders' equity                                                        7,694,786          6,890,121
                                                                                    ------------       ------------
      Total liabilities & stockholders' equity                                      $ 12,041,412       $  9,247,391
                                                                                    ============       ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
               Three Months Ended March 31, 2007 and 2006 and the
          Period from June 29, 2004 (Inception) through March 31, 2007
                                   (Unaudited)

                                          Three Months Ended             Inception Through
                                               March 31,                    March 31,
                                        2007               2006               2007
                                    --------------------------------------------------
Selling, general
and administrative                  $    288,106       $    366,956       $ 20,069,558

Interest (income)                           (758)           (22,030)          (118,388)

Interest expense                         565,067            469,138          2,650,264

(Gain) Loss on

derivative liability                     (46,435)            99,973           (447,210)

Other expense                                 --                 --            216,396
                                    --------------------------------------------------
Total expense                            805,980            914,037         22,370,620
                                    --------------------------------------------------
Net loss                            $   (805,980)      $   (914,037)      $(22,370,620)
                                    ==================================================

Basic and diluted net loss per
share                               $      (0.03)      $      (0.03)

Basic and diluted weighted
average shares outstanding            31,342,738         35,557,242

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               Three Months Ended March 31, 2007 and 2006 and the
          Period from June 29, 2004 (Inception) through March 31, 2007
                                   (Unaudited)

                                                                  Three Months
                                                                     Ended                Inception Through
                                                                    March 31,                 March 31,
                                                              2007             2006             2007
                                                          -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $   (805,980)    $   (914,037)     (22,370,620)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Share based compensation                                      55,371               --       17,275,915
  Unrealized (gain)/loss on derivative liability               (46,435)          99,973         (447,210)
  Amortization of debt discount                                284,667          342,517        1,797,069
  Stock issued as penalty for delayed registration                  --               --          594,000
  Stock issued in lieu of cash interest                         46,875               --          234,375
  Amortization of debt issuance costs                          205,850           59,298          472,691
Changes in:
  Prepaid and other assets                                     (75,000)         (56,250)        (200,000)

  Accounts payable and accruals                               (174,895)          64,541           89,837
                                                          ------------     ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                         (509,547)        (403,958)      (2,553,943)

CASH FLOWS FROM INVESTING ACTIVITIES
  Deposit on acquisition                                      (300,000)              --       (1,300,000)
  Deferred financing costs                                    (329,493)              --         (429,124)
  Property acquisition costs                                  (282,167)      (3,903,584)      (8,092,302)
                                                          ------------     ------------     ------------
NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                                  (911,660)      (3,903,584)      (9,821,426)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of note payable                                      (14,294)         (16,496)         (30,790)
  Proceeds from sale of common stock, net                           --        8,275,000        8,291,590
  Proceeds from exercise of stock options                           --               --           12,500
  Proceeds from issuance of debt and notes                   1,800,000               --        4,590,246
                                                          ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,785,706        8,258,504       12,863,546
                                                          ------------     ------------     ------------

NET CHANGE IN CASH                                             364,499        3,950,962          488,177
  Cash balance, beginning of period                            123,678          206,489               --
                                                          ------------     ------------     ------------

  Cash balance, end of period                             $    488,177     $  4,157,451     $    488,177
                                                          ============     ============     ============
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                  $     12,500     $         --     $     62,500
  Cash paid for income taxes                              $         --     $         --     $         --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Warrants issued in connection with issuance of stock    $         --     $    505,671     $    505,671

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                            BASELINE OIL & GAS CORP.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Baseline Oil & Gas Corp. ("Baseline" or the "Company") is an independent exploration and production company, with operations presently focused in the Illinois Basin New Albany Shale play. Pursuant to that purchase agreement executed on April 12, 2007, Baseline acquired, effective as of February 1, 2007 significant oil and natural gas assets from Statex Petroleum I, L.P. and Charles
W. Gleeson LP. Such assets consist of operated and non-operated working interests in leases located in Stephens County Texas, and approximately 81 gross producing oil and natural gas wells.

Basis of Presentation

The accompanying unaudited interim financial statements of Baseline have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Baseline's audited 2006 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Baseline's 2006 annual financial statements have been omitted.

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

NOTE 2 - ISSUANCE OF COMMON STOCK

On March 31, 2007, Baseline issued an aggregate of 93,750 shares of common stock, with a value of $46,875, in payment of accrued interest through February 15, 2007, to holders of 10% convertible promissory notes issued by Baseline in privately negotiated transactions involving the offer and sale of $2.375 million in units consisting of such notes and Common Stock.

NOTE 3 - STOCK OPTION GRANTS

On January 4, 2007, Baseline granted a stock option to Richard Cohen, CFO, exercisable for up to 100,000 shares of Common Stock at an exercise price of $0.56 per share.

On March 15, 2007, concurrently with the closing of the Lakewood financing (see
NOTE 4), Alan Gaines, Baseline's Vice-Chairman, and Barrie Damson, a former officer and director of

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Baseline, each cancelled stock options to purchase 1,670,000 shares of Baseline's common stock at an exercise price of $0.05.

NOTE 4 - BRIDGE LOAN FINANCING

On March 15, 2007, Baseline borrowed $1,700,000 from a single accredited investor, Lakewood Group, LLC ("Lakewood"). Baseline issued to Lakewood a Senior Secured Debenture ("Debenture") bearing interest at 16%, a common stock purchase warrant to purchase up to 3,000,000 shares of Common Stock at an exercise price of $0.50 per share, and entered into a security agreement collateralized by the assets of Baseline. In addition Baseline is required to pay Lakewood a closing fee of $170,000 on the date when the outstanding principal and accrued interest are paid. If Baseline consummates a debt or equity financing of $15,000,000 or more the Debenture must be paid in full. The proceeds from the Lakewood financing were used to pay an additional deposit of $300,000 on the Stephens County property, to partially satisfy a capital call in the New Albany-Indiana LLC (see NOTE 6), to pay existing payables on Stephens County, and to pay a $170,000 fee to Casimir Capital, the placement agent. Additionally, The Company issued Casimir Capital a warrant exercisable for up to 340,000 shares of Common Stock at an exercise price of $0.50 per share. Concurrently with the closing of the Lakewood financing, Barrie Damson and Alan Gaines each cancelled stock options to purchase 1,670,000 shares of the Common Stock at an exercise of $0.05.

NOTE 5 - LOANS FROM FOUNDERS

On January 26, 2007, Barrie Damson our former Chairman and CEO and Alan Gaines our Vice Chairman and a director each made a loan of $50,000 to the Company to be used for short term working capital needs. The loans, in the form of promissory notes, bear interest at an annual rate of 6% and mature on the earlier to occur of (i) the date on which Baseline closes a financing transaction in which it obtains proceeds in excess of $5,000,000 or (ii) July 26, 2007.

NOTE 6 - INVESTMENT IN JOINT VENTURE AND REDEMPTION OF MEMBERSHIP INTEREST

On March 16, 2007, Baseline delivered $300,000 to New Albany-Indiana LLC ("New Albany") to pay a portion of the outstanding capital calls that it, as a member of New Albany, was required to make. Pursuant to a Membership Interest Redemption Agreement between the Company and New Albany, Baseline then redeemed its membership interest in New Albany for the direct assignment to the Company of an undivided 40.423% working interest in and to all oil and gas properties, rights, and assets of New Albany. The New Albany assets were then pledged to Lakewood under a mortgage to secure the assets of Lakewood's Debenture.

The reduction in our membership interest of 50% to a 40.423% direct working interest reflected an adjustment of our membership interest in New Albany at the time of our redemption, as a result of outstanding capital calls owed by us but assumed by the affiliates and/or assigns of Rex Energy, the other joint venture partner.

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

After redeeming its membership interest in New Albany on March 16, 2007, Baseline now owns the following assets:

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

      o 18.2% working interest in the Rex Knox County AMI, consisting of approximately 41,000 total acres (approximately 7,380 acres net to us) acquired from Source Rock, and five horizontal wells currently scheduled to be drilled in 2007; and

      o 6.9% working interest in the El Paso AMI, consisting of approximately 8,000 acres (560 acres net to us) and one horizontal well drilled in 2007.

NOTE 7 - SUBSEQUENT EVENTS

On December 20, 2006, Baseline entered into a Purchase and Sale Agreement with Statex Petroleum I, L.P. and Charles W. Gleeson LP for a number of oil and gas producing properties in Stephens County in West Texas (the "Statex Assets"). The purchase price was $28,000,000 plus interest from January 15, 2007 until date of closing. Upon execution of the agreement Baseline paid a $1,000,000 non-refundable deposit to be credited against the purchase price at the closing scheduled to take place on or before March 9, 2007. On March 9, 2007, Baseline entered into an amendment to the agreement whereby for an additional deposit of $300,000 paid by March 16, 2007 the deadline to close on the purchase of the Stephens County assets was extended until April 16, 2007 and the effective date for the transfer of the assets was changed from December 1, 2006 to February 1, 2007. Baseline closed this acquisition on April 12, 2007.

On April 12, 2007, Baseline paid Lakewood a total of $1,892,000 to retire the Debenture. The payment included a repayment $1,700,000 in principal of the Debenture, a $170,000 closing fee and interest of $22,000 (see NOTE 4).

On April 12, 2007, Baseline entered into a Credit Agreement (the "Credit Agreement") with Drawbridge Special Opportunities Fund LP ("Drawbridge"), as Administrative Agent and the lenders named therein and party thereto (the "Lenders"). The Credit Agreement provides for a revolving credit commitment of up to $54.7 million and a Term Loan Commitment of $20.3 million. Revolving Loans must be paid on or before April 12, 2010 and Term Loans on or before October 12, 2010. The Revolving Loans accrues interest at the Prime Rate and The Term Loans accrues interest at the Prime Rate or 7.5%, whichever is greater, plus 3%. As security for Baseline's obligations under the Credit Agreement, Baseline granted Drawbridge a security interest in and a first lien on, all of its existing and after-acquired assets including, without limitation, the Statex Assets. Additionally, Baseline granted the Lenders an overriding royalty interest ranging between 2% and 3% in (i) its existing Oil and Gas Properties and (ii) Oil and Gas Properties that it acquires after the lending date until the Credit Agreement is terminated. On

                            BASELINE OIL & GAS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

April 12, 2007 Baseline drew down $9.7 million as a Revolving Loan. In addition, Baseline drew down $20.3 million as a Term Loan.

On April 12, 2007, in accordance with a requirement of the Credit Agreement, Baseline also entered into a Swap Agreement ("Swap Agreement") with Macquarie Bank Limited, which provides that Baseline puts in place, for each month through the third anniversary of April 12, 2007, separate swap hedges with respect to approximately 75% of the projected production from Proved Developed Producing Reserves. The swap hedges provide for a fixed price of $68.20 per barrel for a three year period, commencing June 1, 2007. The hedging arrangement is based upon a minimum of 11,000 barrels in the first year and provides for monthly settlements.

On April 12, 2007, concurrently with the closing of the Drawbridge loan transaction, Alan Gaines, our Vice Chairman, and Barrie Damson, a former officer and director of our Company, each surrendered stock options to purchase 1.6 million shares of Common Stock at an exercise price of $0.05 per share, resulting in the cancellation of options for an aggregate of 3.2 million shares of Common Stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

             Cautionary Notice Regarding Forward Looking Statements

      Baseline Oil & Gas Corp. (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "plan," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

      These forward-looking statements are subject to certain known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and as are those set forth in our annual reports filed with the Securities and Exchange Commission, together with the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the timing and extent of changes in prices for oil and gas, the availability of drilling rigs, competition, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, legislative and government regulations, political and economic factors in countries in which we operate and implementation of our capital investment program.

Overview

      We were incorporated as a Nevada corporation in February 2004 under the name of College Oak Investments, Inc., and changed our name to Baseline Oil & Gas Corp. on January 17, 2006.

      As disclosed in our Current Report on Form 8-K filed with the Commission on April 18, 2007, we exited from "shell company" status, as that term is defined in Rule 405 promulgated under the Securities Act of 1933 (the "Securities Act") and Rule 12b-2 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") upon completing our acquisition of a number of oil and gas producing properties located in Stephens County in north Texas from Statex Petroleum I, L.P. and Charles W Gleeson LP (the "Stephens County Transaction").

      Prior to the Stephens County Transaction and during the period covered by this quarterly report, we have only conducted nominal operations and have only nominal assets. Accordingly, we have no operating history upon which our operations plan or future prospects can be evaluated.

      During this time we have not had any revenues from operations, as our business operations have consisted principally of oil and gas exploration activities through our participation in the New Albany joint venture discussed below. Prior to the Stephens County Transaction, our operating revenue did not cover our operating expenses. Our ability to generate future revenue, if any, will depend upon whether we can successfully develop and implement our plan of operation.

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

Plan of Operation

      Our intended strategy in the next twelve months will be to focus on oil and gas exploration, development and production within our two asset bases: one located in southern Indiana and the other in north Texas (acquired in April
2007). We believe that the north Texas waterflood can provide us with long life oil reserves and the southern Indiana resource play can provide us with long life, natural gas reserves. We also believe that these two fields provide us with significant growth potential through the drilling of new infill wells and workover of existing wells. However, the success or potential of either of these asset bases cannot be assured.

      We will manage our operations and evaluate our fields from our new office location in Houston, Texas. While the majority of the effort will be spent on developing these two asset bases, we will continue to look for additional incremental acquisitions to make in the vicinity of our current fields.

      New Albany Shale Asset Base.

      On March 16, 2007, pursuant to that certain Membership Interest Redemption Agreement of even date between us and New Albany-Indiana LLC ("New Albany"), we redeemed our membership interest in New Albany for a direct assignment to us of an undivided 40.423% working interest in and to all oil and gas properties, rights and assets of New Albany. The reduction from our membership interest of 50% to a 40.423% direct working interest reflected a downward adjustment of our membership interest in New Albany at the time of our redemption, as a result of outstanding capital calls owed by us but assumed by the affiliates and/or assigns of Rex Energy Operating Corp. ("Rex Energy"), the other joint venture partner.

      After redeeming our membership interest in New Albany on March 16, 2007, we now own the following assets:

            o 19.7% working interest in the Aurora/Wabash Area of Mutual Interest (AMI), consisting of approximately 122,000 gross acres (approximately 24,400 acres net to us), seven New Albany natural gas pilot wells (four horizontal and three vertical wells), one natural gas compression/treating facility, two salt water disposal wells, three Devonian Reef gas wells (5% working interest to us) and three horizontal wells and a Devonian well currently scheduled to be drilled in 2007;

            o 18.2% working interest in the Rex Knox County AMI, consisting of approximately 41,000 total acres (approximately 7,380 acres net to us) acquired from Source Rock, and five horizontal wells currently scheduled to be drilled in 2007; and

            o 6.9% working interest in the El Paso AMI, consisting of approximately 8,000 acres (560 acres net to us) and one horizontal well drilled in 2007.

      To date, we have invested $8.1 million in the acquisition of our interest in the 171,000 aggregate acres constituting the New Albany Shale asset base and the drilling of seven New Albany pilot test wells and four Devonian Reef wells. As mentioned above, ten new wells are planned for 2007. Of the wells drilled prior to 2007, seven New Albany Shale wells are to be tested for natural gas and water rates, and then tied in for sales. The New Albany Shale wells produce some water initially and will have to be pumped off in order to achieve steady gas production. Of the four Devonian Reef wells drilled, two have tested gas and 2 were dry holes.

      We intend to continue to participate in the New Albany Shale development, and based on the results of the ten wells to be drilled during 2007, will work with our partners to evaluate and prioritize future drilling. We anticipate that as many as 500 to 1,000 horizontal wells could be eventually drilled on the current leasehold, depending on the productivity and reserve potential of the horizontal wells.

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

      Stephens County Transaction Asset Base.

      On December 20, 2006 we entered into the Stephens County Transaction whereby we executed a purchase and sale agreement with Statex Petroleum I, L.P. and Charles W Gleeson LP to acquire a number of oil and gas producing properties in Stephens County in north Texas, as initially disclosed by us in our Current Report on Form 8-K filed with the SEC on December 21, 2006. The purchase price was approximately $28,600,000, which included interest from January 15, 2007 until date of closing. Upon execution of the agreement we paid a $1,000,000 non-refundable deposit to be credited against the purchase price at the closing scheduled to take place on or before March 9, 2007. On March 9, 2007 we entered into an amendment to the agreement whereby for an additional deposit of $300,000 paid by March 16, 2007 the deadline to close on the purchase of the Stephens County assets was extended until April 16, 2007 and the effective date for the transfer of the assets was changed from December 1, 2006 to February 1, 2007. We closed the Stephens County Transaction on April 12, 2007, as disclosed by us in our Current Report on Form 8-K filed with the SEC on April 18, 2007. Assets in the Stephens County Transaction include: (i) the leasehold interests, royalty interests, net profit interests, productions payments, operating rights, and similar interest attributable to identified oil, gas and mineral leases, and the leasehold interest created thereby; (ii) all wells thereon or lands pooled, unitized or communitized therewith and all oil, gas, minerals or substances produced therefrom; (iii) all agreements relating thereto; (iv) the surface and subsurface machinery and equipment, supplies, facilities or other personal property thereon or thereunder that relate to production, treatment, storage, or transportation of hydrocarbons; and (v) all records relating to the foregoing.

      Giving effect to the Stephens County Transaction, the Stephens County Regular field (also called the Eliasville Field) is located in Stephens County, in north Texas, roughly ninety miles west of Fort Worth. The field was discovered in the 1920's and produces primarily from the Caddo Lime oil formation at a depth of 3300 feet. Currently the field produces 640 bopd and 100 mcfpd, resulting in 510 boepd of net production, with an average net revenue interest of 77%.

      In addition to the expected cash flow from the existing production from the Stephens County Transaction, we expect that the existing waterflood on the central acreage can be further developed and that the waterflood can be expanded to the western acreage.

      There are 81 oil wells producing in the field, and it is an active waterflood with 54 injection wells. There are eight leases which total approximately 4600 acres and there are two central operating facilities and three tank batteries. After the waterflood was initiated in the 1980's, oil production peaked at 1500 bopd from the central six leases. The two western leases have not been incorporated into the waterflood with the central leases and it is planned to expand the waterflood to the western leases.

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

Liquidity and Source of Capital

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

      As discussed below, on April 12, 2007 we entered into a $75 million revolving credit commitment and term loan under the April 2007 Credit Facility (as defined below), of which approximately $45 million is available to be drawn down by us at May 12, 2007, subject to and only in the event that we satisfy various financial and other covenants contained in the credit agreement. On April 12, 2007 we drew down approximately $9.7 million as a Revolving Loan and $20.3 million as a Term Loan in connection with the Stephens County Transaction and our repayment of the March 2007 Bridge Financing (as defined below).

      We also expect to receive proceeds during 2007 from production associated with those wells operating in north Texas we purchased as part of the Stephen County Transaction. At May 1, 2007, we had received approximate net proceeds of $500,000 attributable to production from these wells.

      Should our estimated capital needs be erroneous and our costs and expenses prove to be greater than we currently anticipate, or should we change our current operations plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. Although we anticipate that adequate funds will remain available to us under the April 2007 Credit Facility, if we were unable to access such funding by reason of our failure to satisfy borrowing covenants under the credit agreement we would have to use other alternative resources. To the extent it becomes necessary to raise additional cash in the future if our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or our equity securities, funding from joint venture or strategic partners, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. The sale of additional equity securities or convertible debt securities would result in dilution to our shareholders. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations in such circumstances.

      April 2007 Credit Facility. As previously disclosed on our Current Report on Form 8-K filed with the Commission on April 18, 2007, under that credit agreement executed April 12, 2007 we acquired a revolving credit commitment of up to $54.7 million and a Term Loan Commitment of $20.3 million (the "April 2007

Credit Facility"). Unless earlier payment is required under the credit agreement, revolving loans must be paid on or before April 12, 2010 and term loans on or before October 12, 2010. Interest on revolving loans accrues at the Prime Rate that is in effect from time to time, while interest on term loans accrues at the Prime Rate in effect from time to time or 7.5%, whichever is greater, plus 3%. Funds available to us are subject to our satisfaction of a borrowing base formula and a number of standard industry conditions precedent and covenants. As security under the credit agreement, we have granted lenders a security interest in and a first lien on, all of our existing and after-acquired assets including, without limitation, the oil and gas properties, rights and assets that we acquired in the Stephens County Transaction. In addition to the foregoing, we granted the Lenders an overriding royalty interest ranging between 2% and 3% in (i) our existing Oil and Gas Properties and (ii) Oil and Gas Properties that we acquire after the date hereof until the credit agreement is terminated.

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

      In accordance with a requirement of the credit agreement, we also entered into a Swap Agreement ("Swap Agreement") with Macquarie Bank Limited, which Swap Agreement provides that we put in place, for each month through the third anniversary of April 12, 2007, separate swap hedges, as adjusted from time to time as specified therein, with respect to notional volumes which are approximately 75% of the reasonably anticipated projected production from Proved Developed Producing Reserves (as defined in the credit agreement) for each of crude oil and natural gas, calculated separately; pursuant to the requirements of the credit agreement. Immediately subsequent to the Loan Transaction, we entered into a hedging arrangement under the Swap Agreement with Macquarie Bank Limited, providing for a fixed price of $68.20 per barrel for a three year period, commencing June 1, 2007. The hedging arrangement is based upon a minimum of 11,000 barrels in the first year and provides

      March 2007 Bridge Financing. As previously disclosed on our Current Report on Form 8-K filed with the Commission on March 19, 2007, on March 15, 2007 we borrowed $1.7 million from a single accredited investor in the form of a senior secured debenture, due September 15, 2007, in the principal amount of $1.7 million, bearing interest at a rate of 16% per annum (the "Debenture"). Our obligations under the Debenture were secured by a mortgage and security interest in the properties located in the New Albany Shale area of Indiana in which we hold any leasehold and/or working interests and a continuing security interest in certain of our assets and properties other than the mortgaged property. The Debenture became payable in full upon our consummation of an equity or debt financing of $15 million or more and, upon funding under the April 2007 Credit Facility, we repaid the Debenture in full on April 12, 2007. We also paid a closing fee of $170,000 on the date on which the outstanding principal amount plus accrued interest was repaid. In connection with the March 2007 Bridge Financing, we delivered to Casimir Capital LP, a placement fee of $170,000 and warrants to purchase up to 340,000 shares of our Common Stock at an exercise price of $0.50 per share.

      January 2007 Interim Funding. As previously disclosed on our Current Report on Form 8-K filed with the SEC on January 29, 2007, on January 26, 2007 then Chairman and Chief Executive Officer Barrie Damson and Vice Chairman and director Alan Gaines each made a loan of $50,000 to us to be used for our short-term working capital needs and evidenced by promissory notes. The notes bear interest at an annual rate of six percent (6%) and mature, as extended by amendment dated April 10, 2007, on the earlier to occur of (i) the date on which we close an equity offering in which we obtain gross proceeds in excess of three million dollars ($3,000,000) or (ii) October 13, 2010.

Contractual Obligations

      Except for (i) the hedging arrangement entered into under the Swap Agreement, as discussed above in connection with the April 2007 Credit Facility, which hedging arrangement is to be settled on a monthly basis commencing June 1, 2007 and (ii) those convertible notes issued in privately negotiated transactions involving the offer and sale of $2.375 million in units consisting of 10% convertible promissory notes and shares of Common Stock (the "November 2005 Placement"), which provide for us to make quarterly interest payments of approximately $59,000, payable either in cash or shares of our Common Stock, we do not currently have any contractual obligations.

Off-Balance-Sheet Arrangements

      We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to any investor in our securities.

Item 3. Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

      We are not currently subject to any pending litigation proceedings.

Item 2. Unregistered Sales of Equity Securities.

      As of May 12, 2007, we have 31,436,488 shares of Common Stock issued and outstanding, plus options, warrants and convertible promissory notes that are convertible into or exercisable for up to an additional 19,756,590 shares of Common Stock.

      All issuances of equity securities described in this Item 2 were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

      In connection with our entry into the April 2007 Credit Facility, we issued warrants to Drawbridge and D.B. Zwirn Special Opportunities Fund, L.P., another lender participating therein, which warrants are each exercisable for up to 1.6 million shares of our Common Stock, at an exercise price of $0.50 per share. Pursuant to certain warrant agreements executed with these two lenders, any unexercised warrants expire on April 11, 2014. The warrants also afford the holders certain anti-dilution protection. In connection with the issuance of the warrants we also entered into a registration rights agreement dated April 12, 2007 with each of the holders of the warrants, under which we granted piggy-back registration rights, demand registration rights and shelf registration rights to these holders.

      Concurrently with the closing of the April 2007 Credit Facility, Alan Gaines, our Chairman, and Barrie Damson, a former officer and director of our Company, each surrendered as of April 12, 2007 stock options to purchase 1.6 million shares of Common Stock at an exercise price of $0.05 per share, resulting in the cancellation of options for an aggregate of 3.2 million shares of Common Stock. The cancelled options represented a portion of individual option grants for up to 6 million shares originally granted to each of these individuals in April 2005.

      On March 31, 2007, we issued an aggregate of 93,750 shares of our Common Stock, having a value of $46,875, to holders of convertible notes under the November 2005 Placement, as payment of accrued interest through February 15, 2007.

      As part of our March 2007 Bridge Financing, we granted to investor a warrant to purchase up to 3,000,000 shares of our Common Stock at an exercise price of $0.50 per share, which warrant is exercisable at any time prior to September 15, 2012. We granted the investor "piggy-back" registration rights for the shares issuable upon the exercise of the warrant. The investor is entitled to and is afforded certain protection with respect to the exercise price.

      Also in connection with the March 2007 Bridge Financing, we delivered to Casimir Capital LP warrants to purchase up to 340,000 shares of our Common Stock at an exercise price of $0.50 per share, which warrants are exercisable at any time prior to September 15, 2012.

      On January 4, 2007, we granted to Richard Cohen, our Chief Financial Officer, for services performed on our behalf additional options to purchase 100,000 shares of Common Stock, exercisable immediately and until the fifth anniversary of the date of grant at the price of $0.56 per share.

Item 3. Defaults Upon Senior Securities.

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

      Not Applicable

Item 5. Other Information.

      (a) Reports on Form 8-K

      During the period covered by this Report, we filed Current Reports on Form 8-K on each of the following dates: (i) January 29, 2007 (announcing affiliate loan to the Company); (ii) March 15, 2007 (announcing amendment to purchase agreement in Stephens County Transaction); (iii) March 19, 2007 (announcing March 2007 Bridge Loan, redemption of New Albany ownership interest); and (iv) March 22, 2007 (announcing resignation of officer and director).

Item 6. Exhibits.

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

                                    BASELINE OIL & GAS CORP.


Date: May 14, 2007                  By: /s/ Thomas Kaetzer
                                        ----------------------------------------
                                        Name: Thomas Kaetzer
                                        Title: Chairman, Chief Executive Officer


Date: May 14, 2007                  By: /s/ Richard M. Cohen
                                        ----------------------------------------
                                        Name: Richard M. Cohen
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