Form 10QSB
period 2007-06-30
Baseline Oil & Gas Corp.
filed 2007-08-14
CIK 1291983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            BASELINE OIL & GAS CORP.
                 (Name of small business issuer in its charter)

           Nevada                                                 30-0226902
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      11811 North Freeway (I-45), Suite 200
                              Houston, Texas 77060
                     (Address of principal executive office)

                                 (281) 591-6100
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of August 9, 2007, there were 33,054,150 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one). Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            BASELINE OIL & GAS CORP.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,       December 31,
                                                                                    2007            2006
                                                                                    ----            ----
    ASSETS

 CURRENT ASSETS
   Cash and marketable securities                                               $    156,396     $    123,678
   Cash - restricted                                                               1,131,107               --
   Accounts receivable, trade                                                      1,175,289               --
   Prepaid and other current assets                                                  123,661          125,000
                                                                                ------------     ------------
         Total current assets                                                      2,586,453          248,678
                                                                                ------------     ------------
OIL AND NATURAL GAS PROPERTIES - using successful efforts
   method of accounting
       Proved properties                                                          27,416,424               --
       Unproved properties                                                         8,092,302        7,810,135
   Less accumulated depletion, depreciation
      and amortization                                                              (514,580)              --
                                                                                ------------     ------------
         Oil and natural gas properties, net                                      34,994,146        7,810,135
                                                                                ------------     ------------
OTHER ASSETS
   Deferred acquisition costs                                                             --           99,631
    Property acquisition - deposit                                                        --        1,000,000
   Deferred loan costs, net of accumulated amortization of $2,141,832
      and $237,192, respectively                                                   3,767,604           88,947
   Other property and equipment, net of accumulated
      depreciation of $3,125 at June 30, 2007                                         37,635               --
                                                                                ------------     ------------
         Total other assets                                                        3,805,239        1,188,578
                                                                                ------------     ------------
         TOTAL ASSETS                                                           $ 41,385,838     $  9,247,391
                                                                                ============     ============

     The accompanying notes are an integral part of the financial statements.

                            BASELINE OIL & GAS CORP.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,       December 31,
                                                                                    2007            2006
                                                                                    ----            ----
    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable - trade                                                          599,074           82,873
   Accrued expenses                                                                  417,575          172,750
   Royalties payable                                                                 508,440               --
   Short term notes to related parties                                               100,000               --
   Short term debt and current portion of long-term debt                           2,257,450        1,996,751
   Derivative liability - short term                                                 956,463          104,896
                                                                                ------------     ------------
         Total current liabilities                                                 4,839,002        2,357,270
                                                                                ------------     ------------
NONCURRENT LIABILITIES
   Long-term debt                                                                 30,218,224               --
   Asset retirement obligations                                                      450,779               --
   Derivative liability - long term                                                  834,490               --
                                                                                ------------     ------------
         Total noncurrent liabilities                                             31,503,493               --
                                                                                ------------     ------------
         Total liabilities                                                        36,342,495        2,357,270
                                                                                ------------     ------------
COMMITMENTS AND CONTINGENCIES                                                             --               --
STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value per share; 140,000,000 shares authorized; 32,210,238 and 31,342,738 shares issued and
      outstanding, respectively                                                       32,211           31,343
   Additional paid-in capital                                                     31,629,156       28,423,418
   Accumulated other comprehensive income                                         (1,691,686)              --
   Accumulated deficit                                                           (24,926,338)     (21,564,640)
                                                                                ------------     ------------
         Total stockholders' equity                                                5,043,343        6,890,121
                                                                                ------------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 41,385,838     $  9,247,391
                                                                                ============     ============

     The accompanying notes are an integral part of the financial statements.

                            BASELINE OIL & GAS CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months Ended June 30,
                                                                                -----------------------------
                                                                                    2007             2006
                                                                                    ----             ----
REVENUES
   Oil and gas sales                                                            $  2,819,739     $         --
                                                                                ------------     ------------

OPERATING EXPENSES
   Production                                                                      1,309,387               --
   General and administrative                                                        563,823          839,019
   Depreciation, depletion and amortization                                          517,705               --
   Accretion expense                                                                  12,332               --
                                                                                ------------     ------------
         Total operating expenses                                                  2,403,247          839,019
                                                                                ------------     ------------

Net income (loss) from operations                                                    416,492         (839,019)

OTHER INCOME (EXPENSE)
   Other income                                                                       23,366               --
   Interest income                                                                       102           37,513
   Interest expense                                                               (2,954,872)        (354,418)
   Unrealized gain (loss) on derivative instruments                                  (40,806)         433,650
                                                                                ------------     ------------

         Total other expense, net                                                 (2,972,210)         116,745
                                                                                ------------     ------------

NET LOSS                                                                        $ (2,555,718)    $    722,274
                                                                                ============     ============

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on derivative instruments                                (1,691,686)              --
                                                                                ------------     ------------

Total comprehensive loss                                                        $ (4,247,404)    $   (722,274)
                                                                                ============     ============

NET LOSS PER SHARE - Basic and Diluted                                          $      (0.08)    $      (0.02)
                                                                                ============     ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING BASIC AND DILUTED                                           31,641,960       39,303,227
                                                                                ============     ============

     The accompanying notes are an integral part of the financial statements.

                            BASELINE OIL & GAS CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                -----------------------------
                                                                                    2007             2006
                                                                                    ----             ----
REVENUES
   Oil and gas sales                                                            $  2,819,739     $         --
                                                                                ------------     ------------

OPERATING EXPENSES
   Production                                                                      1,309,387               --
   General and administrative                                                        851,929        1,265,274
   Depreciation, depletion and amortization                                          517,705               --
   Accretion expense                                                                  12,332               --
                                                                                ------------     ------------

         Total operating expenses                                                  2,691,353        1,265,274
                                                                                ------------     ------------

Net income (loss) from operations                                                    128,386       (1,265,274)

OTHER INCOME (EXPENSE)
   Other income                                                                       23,366               --
   Interest income                                                                       860           59,543
   Interest expense                                                               (3,519,939)        (764,257)
   Unrealized gain on derivative instruments                                           5,629          333,677
                                                                                ------------     ------------

         Total other expense, net                                                 (3,490,084)        (371,037)
                                                                                ------------     ------------

NET LOSS                                                                        $ (3,361,698)    $ (1,636,311)
                                                                                ============     ============

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on derivative instruments                                (1,691,686)              --
                                                                                ------------     ------------

Total comprehensive loss                                                        $ (5,053,384)    $ (1,636,311)
                                                                                ============     ============

NET LOSS PER SHARE - Basic and Diluted                                          $      (0.11)    $      (0.04)
                                                                                ============     ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING BASIC AND DILUTED                                           31,514,831       37,440,583
                                                                                ============     ============

     The accompanying notes are an integral part of the financial statements.

                            BASELINE OIL & GAS CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                -----------------------------
                                                                                     2007             2006
                                                                                     ----             ----
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $ (3,361,698)    $ (1,636,311)
   Adjustments to reconcile net loss to net cash
      provided by operating activities
         Share based compensation                                                     55,371               --
         Common stock issued for consulting fees                                     150,000               --
         Depreciation, depletion and amortization expense                            517,705               --
         Amortization of debt discount                                               426,999          118,596
         Amortization of deferred loan costs                                       2,047,140          637,243
         Derivative gain (loss)                                                       (5,629)        (333,677)
         Accretion expense                                                            12,332               --
   Changes in operating assets and liabilities
         Cash - restricted                                                        (1,131,107)              --
         Accounts receivable, trade                                               (1,175,289)              --
         Prepaid and other current assets                                            101,050          (37,500)
         Accounts payable - trade                                                    516,201          (27,486)
         Accrued liabilities                                                         368,263          387,774
         Royalties payable                                                           508,440               --
                                                                                ------------     ------------
            Net cash used in operating activities                                   (970,222)        (891,361)
                                                                                ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of proved oil and gas properties                                  (28,195,001)              --
   Development costs incurred                                                       (361,345)              --
   Additions to unproved properties                                                 (282,167)      (4,664,723)
   Purchase of property and equipment, other                                         (40,760)              --
                                                                                ------------     ------------
            Net cash used in investing activities                                (28,879,273)      (4,664,723)
                                                                                ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                                   30,013,224               --
   Proceeds from short term debt                                                   1,700,000               --
   Proceeds from short tern notes to related parties                                 100,000               --
   Repayments of short term debt                                                  (1,761,011)         (16,496)
   Proceeds from common stock sales, net                                                  --        8,284,109
   Deferred loan costs incurred                                                     (170,000)              --
                                                                                ------------     ------------
            Net cash provided by financing activities                             29,882,213        8,267,613
                                                                                ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             32,718        2,711,529
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       123,678          206,489
                                                                                ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    156,396     $  2,918,018
                                                                                ============     ============

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                                       $    474,641     $         --
   Cash paid for income taxes                                                             --               --
NON-CASH ACTIVITIES
   Unrealized gain/(loss) on derivative liability                                 (1,686,057)         333,677
   Warrants issued in conjunction with debt                                        2,687,797               --
   Stock issued for note extension                                                   190,000               --
   Asset retirement obligation incurred                                              400,298               --
   Warrants issued in conjunction with stock issuance                                     --          505,671
   Stock issued on conversion of debt                                                     --          350,000
   Stock issued in lieu of cash interest                                              93,750               --

     The accompanying notes are an integral part of the financial statements.

                            Baseline Oil & Gas Corp.
                     Notes to Unaudited Financial Statements
                                  June 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Baseline Oil & Gas Corp. ("Baseline" or the "Company") is an independent exploration and production company primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties onshore in the United States.

Basis of Presentation

The accompanying unaudited interim financial statements of Baseline have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with Baseline's audited financial statements for the year ended December 31, 2006, and notes thereto, which are included in the Company's annual report on Form 10-KSB filed with the SEC on April 17, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Baseline's 2006 annual financial statements have been omitted.

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

Oil and Natural Gas Properties

Baseline uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Asset Retirement Obligations

The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations." Under this method, when liabilities for dismantlement and abandonment costs, excluding salvage values, are initially recorded the carrying amount of the related oil and natural gas properties are increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. Revisions to such estimates are recorded as adjustments to the ARO, capitalized asset retirement costs and charges to operations during the periods in which they become known. At the time the abandonment cost is incurred, the Company will be required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO.

Revenue and Cost Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which the Company is entitled based on our interest in the properties. Costs associated with production are expensed in the period incurred.

NOTE 2 - CONCENTRATION OF RISK

At June 30, 2007, Baseline's cash in financial institutions exceeded the federally insured deposits limit by $1,087,503. Restricted cash in the amount of $1,131,107 represents cash in a bank account controlled by an administrative agent under a credit agreement (see NOTE 4).

NOTE 3 - ACQUISITION OF NORTH TEXAS PROPERTIES

On April 12, 2007, Baseline acquired an interest in producing oil and gas properties from Statex Petroleum I, L.P. and Charles W. Gleeson LP. The properties consist of a 100% working interest in approximately 4,600 acres in Stephens County in North Texas (the "North Texas Assets"). The purchase price was $28,000,000, plus interest from January 15, 2007 until the date of closing and an adjustment for cash flow from the properties from the effective date until the date of closing. In addition, Baseline has capitalized $1,551,106 in costs associated with the transaction and $438,447 related to the asset retirement obligations associated with the properties. Upon execution of the Purchase and Sale Agreement Baseline paid a $1,000,000 non-refundable deposit to be credited against the purchase price. Baseline entered into an amendment to the agreement, whereby for an additional deposit of $300,000, the deadline to close on the purchase was extended. The effective date for the transfer of the assets was February 1, 2007. Baseline funded the adjusted purchase price, less the deposits previously paid, and a portion of the costs associated with the transaction through borrowings under a newly created credit agreement (see Note
4).

NOTE 4 - DEBT

Total debt at June 30, 2007 and December 31, 2006 consisted of the following:

                                                June 30, 2007  December 31, 2006
                                                -------------  -----------------
    Short term notes to related parties         $    100,000     $         --
    Other short term notes                            87,450           48,750
    Convertible notes, net of discount
    of $0 and $426,999                             2,375,000        1,948,001
    Term loans under credit agreement              9,713,224               --
    Revolving loans under credit agreement        20,300,000               --
                                                ------------     ------------
                                                  32,575,674        1,996,751
    Less short term debt and current portion
         of long-term debt                        (2,357,450)      (1,996,751)
                                                ------------     ------------
    Long-term debt                              $ 30,218,224     $         --
                                                ============     ============

Long-term Debt

On April 12, 2007, Baseline entered into a $75 million Credit Agreement (the "Credit Agreement") with Drawbridge Special Opportunities Fund LP ("Drawbridge"), as Administrative Agent and various named lenders (the "Lenders"). The Credit Agreement provides for a revolving credit commitment of up to $54.7 million and a Term Loan Commitment of $20.3 million. Revolving Loans must be paid on or before April 12, 2010 and Term Loans on or before October 12, 2010. The Revolving Loans accrue interest at the Prime Rate and the Term Loans accrue interest at the Prime Rate or 7.5%, whichever is greater, plus 3%. Additionally, Baseline granted the Lenders an overriding royalty interest ranging between 2% and 3% in its existing oil and gas properties and any properties that it acquires while the Credit Agreement is in effect. The Credit Agreement requires Baseline's revenues to be deposited into a lockbox account controlled by the Administrative agent. Funds in the lockbox account on the last business day of the month are utilized, in order of priority, to pay any amounts due for the overriding royalty interest granted under the Credit Agreement, amounts due to third parties under swap agreements, lease operating costs approved by the Administrative agent, interest due on the Term Loans and Revolving loans and general and administrative expenses up to $225,000 per quarter. Any amounts remaining in the lockbox account in excess of $250,000 are to be used to repay outstanding principal, to be applied first to the Term Loans. Baseline's obligations under the Credit Agreement are secured by a first lien on all of its existing oil and gas properties, including the North Texas Assets, and any properties acquired while the Credit Agreement is in effect. On April 12, 2007 Baseline drew down $9.7 million as a Revolving Loan. In addition, Baseline drew down $20.3 million as a Term Loan. The funds were utilized to repay the bridge loan financing, including accrued interest and fees, and to fund the adjusted purchase price and a portion of the capitalized transaction costs for the acquisition of the North Texas Assets.

The Company recorded a discount of $2,678,000 related to the conveyance of the overriding royalty interest to the Lenders as discussed above. As of June 30, 2007, $44,633 of this discount has been amortized as a component of interest expense. This discount is being amortized over the expected term of the Credit Agreement using the effective interest method.

On May 30, 2007 holders of Baseline's 10% convertible notes unanimously agreed to extend the maturity date of the notes from May 15, 2007 to November 15, 2007. As consideration for the extension of the notes, Baseline issued 380,000 shares in aggregate to the holders of the notes and increased the coupon rate on the notes from 10% to 12% per annum effective May 16, 2007.

Bridge Loan Financing

On March 15, 2007, Baseline borrowed $1,700,000 from a single accredited investor, Lakewood Group, LLC ("Lakewood"). Baseline issued to Lakewood a Senior Secured Debenture ("Debenture") bearing interest at 16%, a common stock purchase warrant to purchase up to 3,000,000 shares of Common Stock at an exercise price of $0.50 per share, and entered into a security agreement collateralized by the assets of Baseline. In addition Baseline was required to pay Lakewood a closing fee of $170,000 on April 12, 2007, when the outstanding principal and accrued interest were paid. The proceeds from the Lakewood financing were used to pay an additional deposit of $300,000 on the North Texas Assets (see NOTE 3), to partially satisfy a capital call in the New Albany-Indiana LLC (see NOTE 6), to pay expenses related to the ongoing financing and acquisition efforts, and to pay a $170,000 fee to Casimir Capital, the placement agent. Additionally, The Company issued Casimir Capital a warrant exercisable for up to 340,000 shares of Common Stock at an exercise price of $0.50 per share. On April 12, 2007, the Debenture was fully paid from proceeds received under the Credit Agreement.

Loans From Founders

On January 26, 2007, Barrie Damson our former Chairman and CEO and Alan Gaines our Vice Chairman and a director each made a loan of $50,000 to the Company to be used for short term working capital needs. The loans, in the form of promissory notes, bear interest at an annual rate of 6% and mature on the earlier to occur of the date on which Baseline closes a financing transaction in which it obtains proceeds in excess of $5,000,000 or July 26, 2007.

On April 10, 2007, Messrs. Gaines and Damson agreed to extend the maturity of their promissory notes to the earlier of October 10, 2010 or the date on which Baseline closes an equity offering in which it obtains gross proceeds in excess of $3,000,000.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

On March 31, 2007, Baseline issued an aggregate of 93,750 shares of common stock, with a value of $46,875, in payment of accrued interest through February 15, 2007, to holders of 10% convertible promissory notes issued by Baseline in privately negotiated transactions involving the offer and sale of $2.375 million in units consisting of such notes and Common Stock.

On May 15, 2007, Baseline issued an aggregate of 93,750 shares of common stock, with a value of $46,875, in payment of accrued interest through May 15, 2007, to holders of 10% convertible promissory notes issued by Baseline in privately negotiated transactions involving the offer and sale of $2.375 million in units consisting of such notes and Common Stock.

On May 30, 2007, Baseline issued 380,000 shares to holders of 10% convertible promissory notes in consideration of the holders' agreement to extend the maturity of the notes by six months. Baseline's 10% convertible notes will now mature on November 15, 2007. Such shares were valued at $190,000 which has been charged to interest expense.

On June 22, 2007, Baseline issued 300,000 shares to an outside consultant as compensation for services valued at $150,000.

Stock Options and Warrants

On January 4, 2007, Baseline granted a five year stock option to Richard Cohen, CFO, exercisable for up to 100,000 shares of Common Stock at an exercise price of $0.56 per share. Such option had a fair value of $55,371.

On March 15, 2007, concurrently with the closing of the bridge loan financing (see NOTE 4), Alan Gaines, Baseline's Vice-Chairman, and Barrie Damson, a former officer and director of Baseline, each cancelled stock options to purchase 1,670,000 shares of Baseline's common stock at an exercise price of $0.05 per share.

In connection with our entry into the Credit Agreement, on April 12, 2007 we issued warrants to Drawbridge and D.B. Zwirn Special Opportunities Fund, L.P., another lender participating therein, which warrants are each exercisable for up to 1.6 million shares of our Common Stock, at an exercise price of $0.50 per share. Pursuant to certain warrant agreements executed with these two lenders, any unexercised warrants expire on April 11, 2014. The warrants also afford the holders certain anti-dilution protection. In connection with the issuance of the warrants we also entered into a registration rights agreement dated April 12, 2007 with each of the holders of the warrants, under which we granted piggy-back registration rights, demand registration rights and shelf registration rights to these holders. Such warrants had a fair value of $1,209,085 which has been capitalized as a deferred loan cost and is being amortized over the term of the Credit Agreement.

On April 12, 2007, concurrently with the execution of the Credit Agreement (see
Note 4), Alan Gaines, our Vice Chairman, and Barrie Damson, a former officer and director of our Company, each surrendered additional stock options to purchase 1,670,000 shares of Common Stock at an exercise price of $0.05 per share, resulting in the cancellation of options for an aggregate of 3,340,000 million shares of Common Stock.

NOTE 6 - INVESTMENT IN JOINT VENTURE AND REDEMPTION OF MEMBERSHIP INTEREST

On March 16, 2007, Baseline paid $300,000 to New Albany-Indiana LLC ("New Albany") to pay a portion of the outstanding capital calls that it, as a member of New Albany, was required to make. Pursuant to a Membership Interest Redemption Agreement between the Company and New Albany, Baseline then redeemed its membership interest in New Albany for the direct assignment to the Company of an undivided 40.423% working interest in and to all oil and gas properties, rights, and assets of New Albany. Such assets were then pledged to Lakewood under a mortgage to secure Lakewood's Debenture.

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

NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During July 2007, Baseline modified its hedge from a fixed price swap to a collar with a floor of $68.20 and a ceiling of $74.20 for the period from August 2007 through December 2008. Subsequent to December 2008 it reverts to a swap agreement at $68.20. In exchange for the near term switch from a fixed price swap to a collar, Baseline provided a right to the hedge provider to purchase 7,000 barrels per month at $73.20 per barrel from June 2010 through December 2011.

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of each derivative is recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To make this determination, management formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring effectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific cash flows associated with assets and liabilities on the balance sheet or to specific forecasted transactions. Baseline also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. A derivative that is highly effective and that is designated and qualifies as a cash-flow hedge has its changes in fair value recorded in other comprehensive income to the extent that the derivative is effective as a hedge. Any other changes determined to be ineffective do not qualify for cash-flow hedge accounting and are reported currently in earnings.

Baseline discontinues cash-flow hedge accounting when it is determined that the derivative is no longer effective in offsetting cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is redesignated as a non-hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a cash-flow hedge instrument is no longer appropriate. In situations in which cash-flow hedge accounting is discontinued, Baseline continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

When the criteria for cash-flow hedge accounting are not met, realized gains and losses (i.e., cash settlements) are recorded in other income and expense in the Statements of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as unrealized gains or losses in the Statements of Operations. In contrast cash settlements for derivative instruments that qualify for hedge accounting are recorded as additions to or reductions of oil and gas revenues while changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings.

Based on the above, management has determined the swaps qualify for cash-flow hedge accounting treatment. For the period ended June 30, 2007, Baseline recognized a derivative liability of $1,691,686 with the change in fair value reflected in other comprehensive income/loss.

NOTE 8 - SUBSEQUENT EVENTS

On July 3, 2007, Baseline issued 300,000 shares to a consultant for services rendered valued at $150,000.

On July, 5, 2007 non-employee option holders exercised options to purchase 200,000 shares of Common Stock at $ .05 per share on a "cashless" basis. As a result Baseline issued 185,714 shares.

On July 13, 2007, a consultant exercised an option to purchase 100,000 shares of Common Stock at $0.30 per share on a "cashless" basis. As a result, Baseline issued 56,522 shares.

During July 2007 holders of $150,000 of Baseline's 10% Convertible Promissory Notes converted such notes into 301,676 shares.

On August 3, 2007, the Board of Directors (i) granted five-year options exercisable for up to an aggregate of 370,000 shares of common stock to several employees, which options vest in equal one-third installments on each of the first, second and third anniversary dates from the date of grant, (ii) granted a five-year stock option to Richard d'Abo, an outside director, exercisable for up to 150,000 shares of common stock and (iii) authorized the payment of a transaction bonus to Alan Gaines, our vice-chairman, in an amount equal to 0.25% of the gross proceeds raised by Baseline in its next debt and/or equity offering, if any. All such options are exercisable at $0.55 per share.

On August 3, 2007 the Company entered into a two year employment agreement with Mr Patrick McGarey to become Chief Financial Officer effective August 16, 2007. Mr McGarey succeeds Richard Cohen who will continue to serve through August 15, 2007. Concurrently with the entry into the employment agreement with Mr. McGarey, Baseline granted to Mr. McGarey five-year options, exercisable for (i) up to 500,000 shares of common stock, at an exercise price equal to $0.55, (ii) up to 500,000 shares, at an exercise price of $0.825 per share, and (iii) up to 500,000 shares, at an exercise price of $1.10 per share. Each option grant provides for the following vesting schedule: (i) 166,666 shares on August 3, 2007, (ii) 166,667 shares on August 3, 2008 and (iii) 166,667 shares on August 3, 2009, provided that Mr. McGarey remains in the employ of the Company through such dates.

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

On April 12, 2007, Baseline acquired an interest in producing oil and gas properties from Statex Petroleum I, L.P. and Charles W. Gleeson LP. The properties consist of a 100% working interest in approximately 4,600 acres in Stephens County in North Texas (the "North Texas Assets"). Prior to the acquisition of the North Texas Assets, we had conducted only nominal operations and had only nominal assets. Accordingly, we have no operating history upon which our operations plan or future prospects can be evaluated.

With the acquisition of the North Texas Assets, Baseline has become an independent oil and gas operator located in Houston, Texas. We are currently adding to our administrative and technical staff to manage, develop, and operate its properties. We also intend to take a more active role in the evaluation and enhancement of our New Albany Shale acreage and to find and evaluate additional acquisitions.

Our business and prospects must be also considered in light of the risks and uncertainties frequently encountered by companies in the oil and gas industry. The successful development of oil and gas fields is highly uncertain and we cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any oil and gas production from our existing fields or other fields, if any, acquired in the future. Risks and uncertainties associated with oil & gas production include:

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

o regulatory developments, such as de-regulation of certain energy markets or restrictions on exploration and production under laws and regulations related to environmental or energy security matters; and changes in oil, gas and petrochemical prices and by changes in margins on gasoline and other refined products based upon supply and demand for oil and gas affected by general economic growth rates and conditions, supply disruptions, new supply sources and the competitiveness of alternative hydrocarbon or other energy sources.

Results of Operations

Financial results for the three-month period ended June 30, 2007 are not directly comparable to either the three-month period ended March 31, 2007 or the corresponding period from the prior year. We completed the acquisition of the North Texas Assets on April 12, 2007. Prior to such time we have only conducted nominal operations and have had only nominal assets. Presented below is key operating data from the operations of the North Texas Assets which are included in our results of operations for the three-month period ended June 30, 2007.

                                                   Three Months
                                                       Ended
                                                   June 30, 2007
                                                   -------------
                  Production volumes -
                     Oil (Bbls)                         44,041
                     Natural Gas (Mcf)                   6,760
                  Average sales prices -
                     Oil (per Bbl)                  $    63.53
                     Natural gas (per Mcf)                3.24
                  Operating revenue
                     Oil                            $2,797,858
                     Natural gas                        21,881
                                                    ----------
                                                    $2,819,739
                                                    ----------
                  Production expense -
                     Total                          $1,309,387
                     Per equivalent BBL             $    23.01

In addition, included in interest expense for the periods included in this quarterly report are certain non-cash components as follows:

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        2007             2006
                                                        ----             ----

    Amortization of debt discount                    $  143,332       $   59,298
    Amortization of debt issuance costs               1,796,657          294,726
    Interest paid through the issuance of stock          46,875               --
                                                     ----------       ----------
    Total non-cash components of interest expense    $1,986,864       $  354,024
                                                     ==========       ==========

                                                       Six Months Ended June 30,
                                                     ---------------------------
                                                        2007              2006
                                                        ----              ----

    Amortization of debt discount                    $  426,999       $  118,596
    Amortization of debt issuance costs               2,002,507          637,243
    Interest paid through the issuance of stock          93,750               --
                                                     ----------       ----------
    Total non-cash components of interest expense    $2,523,256       $  755,839
                                                     ==========       ==========

Plan of Operation

Our intended strategy in the next twelve months will be to focus on oil and gas exploration, development and production within our two existing core areas: one located in southern Indiana and the other a waterflood in north Texas, which we acquired in April 2007. We believe that the north Texas waterflood can provide us with long life oil reserves and the southern Indiana resource play can provide us with long life, natural gas reserves. We also believe that these two fields provide us with significant growth potential through the drilling of new infill wells and the workover of existing wells. However, the success or potential of either of these asset bases cannot be assured.

We will manage our operations and evaluate our fields from our new office location in Houston, Texas. While the majority of the effort will be spent on developing our existing two core areas, we will continue to pursue acquisitions in the vicinity of our two core properties, and, in addition, we will continue to evaluate acquisition opportunities in the gulf coast, north Texas and mid-continent regions where we could acquire existing oil and gas production with significant development potential.

New Albany Shale Asset Base.

Our acreage is grouped into three separate Areas of Mutual Interest (AMIs), where we have varying working interests. Management anticipates the booking of proved reserves coupled with initial revenue from its New Albany Shale acreage by year-end 2007. To date, we have invested $8.1 million in the New Albany Shale asset base. As discussed below, we participated in the drilling of 7 horizontal wells during the first half of 2007, and previously (in 2006) participated in the drilling of 7 pilot wells and 3 Devonian Reef wells in this southern Indiana region.

We have an 18.2% working interest in the Rex Knox County AMI, consisting of approximately 41,000 total acres (approximately 7,380 acres net to us) acquired from Source Rock. Management believes that Knox County represents our most highly prospective New Albany Shale acreage, as it is located between Noble Energy's production to the north (southern Sullivan County) and El Paso's production to the southeast (in Knox and Davies Counties). Thus far in 2007, we have participated in the drilling of 4 wells in Knox County: Holscher 1h, Bond 1h, Taylor 1h, and the Scott 1h. All 4 of these wells were drilled horizontally using a foam drilling fluid system, and all encountered numerous fractures based upon the formation water and natural gas encountered during drilling. These 4 wells are presently being completed with pumping units installed in order to remove initial formation water and to allow longer term testing of the wells. Management is very encouraged with results experienced to date in this area. We and our partners are planning the installation of a gathering and compression system, as well as the drilling of 3 additional horizontal wells in the same area of this AMI later this year.

In Greene County, we have a 19.7% working interest in the Aurora/Wabash Area of Mutual Interest (AMI), consisting of approximately 122,000 gross acres (approximately 24,400 acres net to us). Also in Greene County, Baseline has a 6.9% working interest in an El Paso AMI (approximately 8,000 acres of which we have 560 acres net to our interest). In 2006, Baseline participated in seven New Albany natural gas pilot wells (four horizontal and three vertical wells), one natural gas sales facility, two salt water disposal wells, three Devonian Reef gas wells (5% working interest to us). To date in 2007, we have participated in the drilling of 3 New Albany Shale horizontal wells in Greene County. Of these 3 horizontal wells, the Corbin 1h (19.7% WI) just recently completed drilling, another of the 3 wells was drilled in southern Greene County in the El Paso AMI tested natural gas and has been temporarily shut-in waiting on pipeline infrastructure (6.9% WI), and the third of these 3 wells encountered mechanical problems during drilling and operations were suspended 19.7% WI). With regard to the Corbin 1h, our partners and us utilized the foam drilling fluid approach, which was successfully utilized in Knox County. This well has had very encouraging early test results and, based on the Corbin 1h, we and our partners are further evaluating and high-grading the prospective areas of this large acreage position as testing is completed and additional drilling and gas sales infrastructure are assessed.

We intend to continue to participate in the New Albany Shale development and, based on the results of the wells drilled during 2007, will work with our partners to evaluate and prioritize future drilling. We anticipate that as many as 500 to 1,000 horizontal wells could be eventually drilled on the current leasehold, depending on the productivity and reserve potential of the horizontal wells.

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

North Texas Assets

The North Texas Assets acquired by us in Stephen's County, Texas consists of a 100% working interest (78% net revenue interest) on a contiguous 4,600 acre waterflood which presently produces 660 Boe/d gross(520 Boe/d net). There are 81 oil wells producing in the field, and it is an active waterflood with 54 injection wells. There are two central operating facilities and three tank batteries. After the waterflood was initiated in the 1980's, oil production peaked at 1500 bopd from the central six leases. The two western leases have not been incorporated into the waterflood with the central leases and it is planned to expand the waterflood to the western leases. We believe the Stephens County Transaction provides immediate development opportunities. Last year, the property generated $6.5 million of field level cash flow. The entirety of current production and proved reserves are contained within the existing producing Caddo Lime formation, located at a depth of approximately 3,300 feet. Of the total 4,600 acres, the central and eastern 2,800 acres are under existing waterflood while the western 1,800 acres have yet to be extensively developed. During the second quarter Stephens County and its environs experienced very heavy rains, numerous strong electrical storms, and flooding. Despite the adverse weather conditions resulting in periodic downtime, we experienced no meaningful damage to our facilities, and have been able to maintain production rates in the field while initiating our development plans to expand the existing waterflood. We have worked over and completed 8 wells, each producing 5-10 BO/D. This increase in production offset the aforementioned periodic weather related shut-ins. Production currently averages 660 BOE/D (gross), or 520 BOE/D net. Since the closing of the acquisition of the North Texas Assets, we have commenced a field study of existing wells. Coupled with the very favorable results (100% success rate) of the first eight workovers, management has identified 20 to 25 additional workovers to perform during 2007. As weather conditions return to normal, we intend to accelerate our workover activity in the field, and expect to begin infill drilling in the field by the end of the third quarter of 2007. Management believes this should have a significant positive impact on cash flow generated by this property during the remainder of 2007 and beyond.

Proved reserves have been estimated by a third party engineering firm to be 3.6 million boe (net) with a pre-tax PV10 value of $49.9 million at field product prices of $58/bbl and $1.77/mcf. Of the proved reserves, 70% are PDP, 10% PDNP and 20% are PUD reserves.

We will be evaluating and finalizing further development plans for the significant expansion of the waterflood to the western leases, which are presently producing oil from the Caddo Lime, but not under waterflood. Management believes that this western expansion could add up to 2.0 MMbbls of incremental proved reserves. In addition, we believe the Caddo Lime oil formation is a good candidate for an Alkaline Surfactant Polymer (ASP) flood, and this enhanced oil recovery technique will be evaluated in 2007. There also is shallow gas production in this region, and the natural gas potential for the Marble Falls and Duffer gas formations will be evaluated during 2007, together with the identification of additional leases which may be attractive in the area. In addition, the Barnett Shale is located at approximately 4900 feet in this area, and the production potential of the Shale in this region has not been evaluated.

Liquidity and Source of Capital

We currently believe, based upon our forecasts and our liquidity and capital requirements for the near-term future, that the combination of our expected internally-generated cash, the borrowings under our revolving credit facility entered into in April 2007 and our working capital, we have adequate funds for our anticipated capital and liquidity requirements for the next twelve months in connection with our above plan of operations.

On April 12, 2007, we entered into a $75 million revolving credit commitment and term loan under the Credit Agreement (as defined below), of which approximately $45 million was available to be drawn down by us at May 12, 2007, subject to and only in the event that we satisfied various financial and other covenants contained in the credit agreement. On April 12, 2007, we drew down approximately $9.7 million as a Revolving Loan and $20.3 million as a Term Loan in connection with acquisition of the North Texas Assets and our repayment of the Lakewood Financing (as defined below).

We also expect to receive proceeds during 2007 from production associated with those wells operating in north Texas that we acquired as part of the North Texas Assets. During the second quarter of 2007 our net revenues attributable to production from these wells were approximately $2,800,000.

Should our estimated capital needs be erroneous and our costs and expenses prove to be greater than we currently anticipate, or should we change our current operations plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital would be accelerated. Although we anticipate that adequate funds will remain available to us under the Credit Agreement, if we were unable to access such funding by reason of our failure to satisfy borrowing covenants under the credit agreement we would have to use other alternative resources. To the extent it becomes necessary to raise additional cash in the future if our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or our equity securities, funding from joint venture or strategic partners, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. The sale of additional equity securities or convertible debt securities would result in dilution to our shareholders. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations in such circumstances.

On April 12, 2007, we entered into a $75 million Credit Agreement (the "Credit Agreement") with Drawbridge Special Opportunities Fund LP, as Administrative Agent and various named lenders (the "Lenders"). The Credit Agreement provides for a revolving credit commitment of up to $54.7 million and a Term Loan Commitment of $20.3 million. Revolving Loans must be paid on or before April 12, 2010 and Term Loans on or before October 12, 2010. The Revolving Loans accrue interest at the Prime Rate and The Term Loans accrue interest at the Prime Rate or 7.5%, whichever is greater, plus 3%. Additionally, we granted the Lenders an overriding royalty interest ranging between 2% and 3% in its existing oil and gas properties and any properties that it acquires while the Credit Agreement is in effect. The Credit Agreement requires our revenues to be deposited into a lockbox account controlled by the Administrative agent. Funds in the lockbox account on the last business day of the month are utilized, in order of priority, to pay any amounts due for the overriding royalty interest granted under the Credit Agreement, amounts due to third parties under swap agreements, lease operating costs approved by the Administrative Agent, interest due on the Term Loans and Revolving loans and general and administrative expenses up to $225,000 per quarter. Any amounts remaining in the lockbox account in excess of

$250,000 are to be used to repay outstanding principal, to be applied first to the Term Loans. Baseline's obligations under the Credit Agreement are secured by a first lien on all of its existing oil and gas properties, including the North Texas Assets, and any properties acquired while the Credit Agreement is in effect. On April 12, 2007 Baseline drew down $9.7 million as a Revolving Loan. In addition, Baseline drew down $20.3 million as a Term Loan. The funds were utilized to repay the $1,700,000 principal amount loaned to us by Lakewood Group, LLC (the "Lakewood Financing"), including related accrued interest and fees, and to fund the adjusted purchase price and a portion of the capitalized transaction costs for the acquisition of the North Texas Assets.

In accordance with a requirement of the Credit Agreement, on April 12, 2007, we also entered into a Swap Agreement ("Swap Agreement") with Macquarie Bank Limited, which Swap Agreement provides that we put in place, for each month through the third anniversary thereof, separate swap hedges, as adjusted from time to time as specified therein, with respect to notional volumes which are approximately 75% of the reasonably anticipated projected production from Proved Developed Producing Reserves (as defined in the credit agreement) for each of crude oil and natural gas, calculated separately pursuant to the requirements of the Credit Agreement. Immediately subsequent to the credit facility transaction, we entered into a hedging arrangement under the Swap Agreement with Macquarie Bank Limited, providing for a fixed price of $68.20 per barrel for a three year period, commencing June 1, 2007. The hedging arrangement is based upon a minimum of 11,000 barrels in the first year and provides for monthly settlements.

During July 2007, Baseline modified its hedge from a fixed price swap to a collar with a floor of $68.20 and a ceiling of $74.20 for the period from August 2007 through December 2008. Subsequent to December 2008 it reverts to a swap agreement at $68.20. In exchange for the near term switch from a fixed price swap to a collar, Baseline provided a right to the hedge provider to purchase 7,000 barrels per month at $73.20 per barrel from June 2010 through December 2011.

On May 30, 2007 holders of our 10% convertible promissory notes unanimously agreed to extend the maturity date of the notes from May 15, 2007 to November 15, 2007. As consideration for the extension of the notes, Baseline issued 380,000 shares in aggregate to the holders of the notes and increased the coupon rate on the notes from 10% to 12% per annum effective May 16, 2007. The 10% convertible promissory notes, in the aggregate principal amount of $2.375 million, were initially issued in November 2005. Under the notes, the holders
(i) may elect to receive interest in cash or in shares of common stock valued at $0.50 per share and (ii) at any time prior to maturity may convert the principal and accrued but unpaid interest on their note into such number of shares of common stock equal to the outstanding principal amount plus accrued but unpaid interest, divided by $0.50, or a total of 4,750,000 shares, excluding interest.

Contractual Obligations

Except for the Swap Agreement, as discussed above in connection with the Credit Agreement, which is to be settled on a monthly basis commencing June 1, 2007, the Credit Agreement, on which interest and principal is to be paid on a monthly basis and the convertible notes issued in privately negotiated transactions involving the offer and sale of $2.375 million in units consisting of 10% convertible promissory notes and shares of common stock, which provide for us to make quarterly interest payments of approximately $59,000, payable either in cash or shares of our Common Stock, we do not currently have any contractual obligations.

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 5. Other Information.

(a) Reports on Form 8-K

During the period covered by this Report, we filed Current Reports on Form 8-K on each of the following dates: (i) April 18, 2007 (announcing entry into a credit agreement and unregistered sales of securities) and (ii) June 6, 2007 (announcing an extension of a loan agreement and unregistered sales of securities.

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

                                    BASELINE OIL & GAS CORP.


Date: August 14, 2007               By: /s/ Thomas Kaetzer
                                        ----------------------------------------
                                        Name: Thomas Kaetzer
                                        Title: Chairman, Chief Executive Officer


Date: August 14, 2007               By: /s/ Richard M. Cohen
                                        ----------------------------------------
                                        Name: Richard M. Cohen
                                        Title: Chief Financial Officer