Form 10QSB
period 2007-09-30
Baseline Oil & Gas Corp.
filed 2007-11-14
CIK 1291983

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 333-116890

BASELINE OIL & GAS CORP.

(Exact name of small business as specified in its charter)

Nevada	30-0226902
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

411 North Sam Houston Parkway East, Suite 300, Houston, TX 77060

(Address of principal executive offices)

(281) 591-6100

(Issuer’s telephone number, including area code)

11811 N. Freeway (I-45), Suite 200, Houston, TX 77060

(Former Address Since Last Reported)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,566,506 shares of Common Stock, $.001 per share, as of November 5, 2007.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

BASELINE OIL & GAS CORP.

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and marketable securities	$81,798	$123,678
Cash – restricted	1,277,625	—
Accounts receivable, trade	1,397,981	—
Inventory	14,715	—
Prepaid and other current assets	75,385	125,000

Total current assets	2,847,504	248,678
OIL AND NATURAL GAS PROPERTIES – using successful efforts method of accounting
Proved properties	27,803,548	—
Unproved properties	8,303,665	7,810,135
Less accumulated depletion, depreciation and amortization	(832,206)	—

Oil and natural gas properties, net	35,275,007	7,810,135

Deferred acquisition costs	499,374	99,631
Property acquisition - deposit	2,500,000	1,000,000
Deferred loan costs, net of accumulated amortization of $2,791,644 and $237,192 at September 30, 2007 and December 31, 2006, respectively	3,798,345	88,947
Other property and equipment, net of accumulated depreciation of $7,560 at September 30, 2007	44,025	—

TOTAL ASSETS	$44,964,255	$9,247,391

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable, trade	1,356,704	82,873
Accrued expenses	506,279	172,750
Royalties payable	584,148	—
Short term notes to related parties	100,000	—
Short term debt and current portion of long-term debt	10,030,533	1,996,751
Derivative liabilities – short term	726,598	104,896

Total current liabilities	13,304,262	2,357,270

Long term debt	24,985,984	—
Asset retirement obligations	463,111
Derivative liability – long term	1,537,548	—

Total liabilities	40,290,905	2,357,270

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value per share; 140,000,000 shares authorized; 33,363,173 and 31,342,738 shares issued and outstanding, respectively	33,364	31,343
Additional paid-in capital	33,525,054	28,423,418
Accumulated other comprehensive income (loss)	(1,781,717)	—
Accumulated deficit	(27,103,351)	(21,564,640)

Total stockholders’ equity	4,673,350	6,890,121

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,964,255	$9,247,391

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2007	2006
REVENUES
Oil and gas sales	$3,246,129	$—
Oil and gas hedging	(467,812)	—

Total revenues	2,778,317

COSTS AND EXPENSES
Production	1,549,383	—
General and administrative	1,699,289	449,042
Depreciation, depletion and amortization	322,061	—
Accretion expense	12,332	—

Total costs and expenses	3,583,065	449,042

Net income (loss) from operations	(804,748)	(449,042)

OTHER INCOME (EXPENSE)
Other income	1,501	—
Interest income	—	36,964
Interest expense	(1,400,336)	(403,828)
Unrealized gain on derivative instruments	26,570	35,493

Total other expense, net	(1,372,265)	(331,371)

NET LOSS	$(2,177,013)	$(780,413)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on derivative instruments	(90,031)	—

Total comprehensive loss	$(2,267,044)	$(780,413)

NET LOSS PER SHARE – Basic and Diluted	$(0.07)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	33,172,691	30,271,818

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
REVENUES
Oil and gas sales	$6,065,868	$—
Oil and gas hedging	(467,812)	—

Total revenues	5,598,056

COSTS AND EXPENSES
Production	2,858,770	—
General and administrative	2,551,218	1,595,721
Depreciation, depletion and amortization	839,766	—
Accretion expense	24,664	—

Total costs and expenses	6,274,418	1,595,721

Net income (loss) from operations	(676,362)	(1,595,721)

OTHER INCOME (EXPENSE)
Other income	24,867	—
Interest income	860	96,507
Interest expense	(4,920,275)	(1,286,681)
Unrealized gain on derivative instruments	32,199	369,170

Total other expense, net	(4,862,349)	(821,004)

NET LOSS	$(5,538,711)	$(2,416,725)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on derivative instruments	(1,781,717)	—

Total comprehensive loss	$(7,320,428)	$(2,416,725)

NET LOSS PER SHARE – Basic and Diluted	$(0.17)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,069,998	28,068,166

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,538,711)	$(2,416,725)
Adjustments to reconcile net loss to net cash
Used in operating activities
Share based compensation	1,134,020	—
Common stock issued for consulting fees	300,000	—
Depreciation, depletion and amortization	839,766	—
Amortization of debt discount	426,999	921,910
Amortization of deferred loan costs	2,554,452	177,894
Loss (gain) on derivative financial instruments	409,732	—
Derivative (gain) loss	(32,199)	(369,170)
Accretion expense	24,664	—
Changes in operating assets and liabilities
Accounts receivable, trade	(1,397,981)	—
Inventory	(14,715)	—
Prepaid and other current assets	149,326	(18,750)
Accounts payable – trade	1,273,831	(40,927)
Accrued liabilities	512,316	726,746
Royalties payable	584,148	—

Net cash provided by (used in) operating activities	1,225,648	(1,019,022)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(1,277,625)	—
Acquisition of proved oil and gas properties	(28,195,001)	—
Development costs incurred	(748,469)	—
Additions to unproved properties	(493,530)	(4,954,375)
Property acquisition deposit incurred	(2,500,000)
Deferred acquisition costs incurred	(499,374)
Purchase of property and equipment, other	(51,585)	—

Net cash used in investing activities	(33,765,584)	(4,954,375)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	33,350,724	—
Proceeds from short term debt	1,700,000	—
Proceeds from short term notes to related parties	100,000	—
Repayments of long term debt	(513,600)
Repayments of short term debt	(1,794,068)	(16,496)
Proceeds from common stock sales, net	—	8,275,000
Deferred loan costs incurred	(345,000)	—

Net cash provided by financing activities	32,498,056	8,258,504
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,880)	2,285,107
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,678	206,489

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,798	$2,491,596

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	1,294,403	—
Cash paid for income taxes	—	—
NON-CASH ACTIVITIES
Unrealized gain/(loss) on derivative liability	(1,781,717)	333,677
Warrants issued in conjunction with debt	3,050,850	—
Overriding royalty interest granted in conjunction with debt	2,678,000
Stock issued for note extension	190,000	—
Asset retirement obligation incurred	438,447	—
Warrants issued in conjunction with stock issuance	—	505,671
Stock issued on conversion of debt	250,000	350,000
Stock issued in lieu of cash interest	149,099	—

The accompanying notes are an integral part of the financial statements

Baseline Oil & Gas Corp.

Notes to Financial Statements

September 30, 2007

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Baseline Oil & Gas Corp. (“Baseline” or the “Company”) is an independent exploration and production company primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties onshore in the United States.

Basis of Presentation

The accompanying unaudited interim financial statements of Baseline have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with Baseline’s audited financial statements for the year ended December 31, 2006, and notes thereto, which are included in the Company’s annual report on Form 10-KSB filed with the SEC on April 17, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Baseline’s 2006 annual financial statements have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Asset Retirement Obligations

The Company records a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.” Under this method, when liabilities for dismantlement and abandonment costs (ARO) are initially recorded, the carrying amount of the related oil and natural gas properties are increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. Revisions to such estimates are recorded as adjustments to the ARO, capitalized asset retirement costs and charges to operations during the periods in which they become known. At the time the abandonment cost is incurred, the Company will be required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our financial statements.

NOTE 2 - CONCENTRATION OF RISK

At September 30, 2007, Baseline’s cash in financial institutions exceeded the federally insured deposits limit by $1,231,880. Restricted cash in the amount of $1,277,625 represents cash in a bank account controlled by an administrative agent under a credit agreement (see NOTE 4).

NOTE 3 - ACQUISITION OF NORTH TEXAS PROPERTIES

On April 12, 2007, Baseline acquired an interest in producing oil and gas properties from Statex Petroleum I, L.P. and Charles W. Gleeson LP. The properties consist of a 100% working interest in 5,231 acres in Stephens County in North Texas (the “North Texas Assets”). The purchase price was $28,000,000, plus interest from January 15, 2007 until the date of closing and an adjustment for cash flow from the properties from the effective date until the date of closing. In addition, Baseline has capitalized $1,551,106 in costs associated with the transaction and $438,447 related to the asset retirement obligations associated with the properties. Upon execution of the Purchase and Sale Agreement Baseline paid a $1,000,000 non-refundable deposit to be credited against the purchase price. Baseline entered into an amendment to the agreement, whereby for an additional deposit of $300,000, the deadline to close on the purchase was extended. The effective date for the transfer of the assets was February 1, 2007. Baseline funded the adjusted purchase price, less the deposits previously paid, and a portion of the costs associated with the transaction through borrowings under a newly created credit agreement (see Note 4).

The following unaudited pro forma information assumes the acquisition of the North Texas Assets occurred as of the beginning of each period. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

Three months ended September 30, 2006	As Reported	Pro Forma
Revenues	$—	$3,319,597
Net Loss	(780,413)	(236,062)
Loss Per Share	(0.03)	(0.01)

Nine months ended September 30, 2007
Revenues	$5,598,056	$8,261,965
Net Loss	(5,538,711)	(5,437,189)
Loss Per Share	(0.17)	(0.17)

Nine months ended September 30, 2006
Revenues	$—	$9,691,383
Net Loss	(2,416,725)	(2,988,775)
Loss Per Share	(0.09)	(0.11)

NOTE 4 - DEBT

Total debt at September 30, 2007 and December 31, 2006 consists of the following:

	September 30, 2007	December 31, 2006
Short term notes to related parties	$100,000	$—
Other short term notes	54,393	48,750
Convertible notes, net of discount of $0 and $426,999, respectively	2,125,000	1,948,001
Revolving loans under credit agreement	12,537,124	—
Term loans under credit agreement	20,300,000	—

	35,116,517	1,996,751
Less short term debt and current portion of long-term debt	(10,130,533)	(1,996,751)

Long-term debt	$24,985,984	$—

Future maturities of long-term debt are as follows as of September 30, 2007:

2008	$9,976,140
2009	6,963,145
2010	18,022,839
2011	—
2012	—
Thereafter	—

$34,962,124

Long-term Debt

On April 12, 2007, Baseline entered into a $75 million Credit Agreement (the “Drawbridge Agreement”) with Drawbridge Special Opportunities Fund LP (“Drawbridge”), as Administrative Agent and various named lenders (the “Lenders”). The Drawbridge Agreement provides for a revolving credit commitment of up to $54.7 million and a Term Loan Commitment of $20.3 million. Revolving Loans must be paid on or before April 12, 2010 and Term Loans on or before October 12, 2010. The Revolving Loans accrue interest at the Prime Rate (7.75% at September 30, 2007) and the Term Loans accrue interest at the Prime Rate or 7.5%, whichever is greater, plus 3% (10.75% at September 30, 2007). Additionally, Baseline granted the Lenders an overriding royalty interest ranging between 2% and 3% in its existing oil and gas properties and any properties that it acquires while the Drawbridge Agreement is in effect. The Drawbridge Agreement requires Baseline’s revenues to be deposited into a lockbox account controlled by the Administrative agent. Funds in the lockbox account on the last business day of the month are utilized, in order of priority, to pay any amounts due for the overriding royalty interest granted under the Drawbridge Agreement, amounts due to third parties under swap agreements, lease operating costs approved by the Administrative agent, interest due on the Term Loans and Revolving loans and general and administrative expenses up to $225,000 per quarter. Any amounts remaining in the lockbox account in excess of $250,000 are to be used to repay outstanding principal, to be applied first to the Term Loans. Baseline’s obligations under the Drawbridge Agreement are secured by a first lien on all of its existing oil and gas properties, including the North Texas Assets, and any properties acquired while the Drawbridge Agreement is in effect. On April 12, 2007 Baseline drew down $9.7 million as a Revolving Loan. In addition, Baseline drew down $20.3 million as a Term Loan. The funds were utilized to repay the bridge loan financing, including accrued interest and fees, and to fund the adjusted purchase price and a portion of the capitalized transaction costs for the acquisition of the North Texas Assets.

The Company recorded deferred loan cost of $2,678,000 related to the conveyance of the overriding royalty interest to the Lenders as discussed above. As of September 30, 2007, $237,264 of this deferred loan cost has been amortized as a component of interest expense. This cost is being amortized over the expected term of the Drawbridge Agreement using the effective interest method. All amounts outstanding under the Drawbridge Agreement were paid in full on October 1, 2007 and that agreement has been terminated.

On May 30, 2007 holders of Baseline’s 10% convertible notes unanimously agreed to extend the maturity date of the notes from May 15, 2007 to November 15, 2007. As consideration for the extension of the notes, Baseline issued 380,000 shares in aggregate to the holders of the notes and increased the coupon rate on the notes from 10% to 12% per annum effective May 16, 2007.

During July and August 2007 holders of $250,000 of Baseline’s 10% Convertible Promissory Notes converted such notes into 501,676 shares.

Bridge Loan Financing

On March 15, 2007, Baseline borrowed $1,700,000 from a single accredited investor, Lakewood Group, LLC (“Lakewood”). Baseline issued to Lakewood a Senior Secured Debenture (“Debenture”) bearing interest at 16%, a common stock purchase warrant to purchase up to 3,000,000 shares of Common Stock at an exercise price of $0.50 per share, and entered into a security agreement collateralized by the assets of Baseline. In addition Baseline was required to pay Lakewood a closing fee of $170,000 on April 12, 2007, when the outstanding principal and accrued interest were paid. The proceeds from the Lakewood financing were used to pay an additional deposit of $300,000 on the North Texas Assets (see NOTE 3), to partially satisfy a capital call in the New Albany-Indiana LLC (see NOTE 6), to pay expenses related to the ongoing financing and acquisition efforts, and to pay a $170,000 fee to Casimir Capital, the placement agent. Additionally, The Company issued Casimir Capital a warrant exercisable for up to 340,000 shares of Common Stock at an exercise price of $0.50 per share. On April 12, 2007, the Debenture was fully paid from proceeds received under the Drawbridge Agreement.

Loans From Founders

On January 26, 2007, Barrie Damson our former Chairman and CEO and Alan Gaines a director, each made a loan of $50,000 to the Company to be used for short term working capital needs. The loans, in the form of promissory notes, bear interest at an annual rate of 6% and mature on the earlier to occur of the date on which Baseline closes a financing transaction in which it obtains proceeds in excess of $5,000,000 or July 26, 2007. On April 10, 2007, Messrs. Gaines and Damson agreed to extend the maturity of their promissory notes to the earlier of October 10, 2010 or the date on which Baseline closes an equity offering in which it obtains gross proceeds in excess of $3,000,000. Subsequent to September 30, 2007, these notes were repaid in full (See Note 8).

NOTE 5 - STOCKHOLDERS’ EQUITY

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

On May 30, 2007, Baseline issued 380,000 shares to holders of 10% convertible promissory notes in consideration of the holders’ agreement to extend the maturity of the notes by six months. Baseline’s 10% convertible notes will now mature on November 15, 2007. Such shares were valued at $190,000 which has been charged to interest expense.

During June and July 2007, Baseline issued a total of 600,000 shares to outside consultants as compensation for services valued at $300,000.

On July, 5, 2007 non-employee option holders exercised options to purchase 200,000 shares of Common Stock at $0.05 per share on a “cashless” basis. As a result Baseline issued 185,714 shares.

On July 13, 2007, a consultant exercised an option to purchase 100,000 shares of Common Stock at $0.30 per share on a “cashless” basis. As a result, Baseline issued 56,522 shares.

During July and August 2007 holders of $250,000 of Baseline’s 10% Convertible Promissory Notes converted such notes into 501,676 shares.

On August 15, 2007, Baseline issued an aggregate of 109,023 shares of common stock, with a value of $54,402, in payment of accrued interest through August 15, 2007, to holders of 10% convertible promissory notes issued by Baseline in privately negotiated transactions involving the offer and sale of $2.375 million in units consisting of such notes and Common Stock.

Stock Options and Warrants

Baseline utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock based compensation expense (including options, warrants and restricted stock) was $1,078,649 and $1,134,020 for the three and nine months ended September 30, 2007.

On January 4, 2007, Baseline granted a stock option to Richard Cohen, the former CFO, exercisable for up to 100,000 shares of Common Stock at an exercise price of $0.56 per share. Such option had a fair value of $55,371.

On March 15, 2007, concurrently with the closing of the bridge loan financing (see NOTE 4), Alan Gaines, Baseline’s Vice-Chairman, and Barrie Damson, a former officer and director of Baseline, each cancelled stock options to purchase 1,670,000 shares of Baseline’s common stock at an exercise price of $0.05 per share.

In connection with our entry into the Drawbridge Agreement, on April 12, 2007 we issued warrants to Drawbridge and D.B. Zwirn Special Opportunities Fund, L.P., another lender participating therein, which warrants are each exercisable for up to an aggregate of 3,200,000 shares of our Common Stock, at an exercise price of $0.50 per share. Pursuant to certain warrant agreements executed with these two lenders, any unexercised warrants expire on April 11, 2014. The warrants also afford the holders certain anti-dilution protection. In connection with the issuance of the warrants we also entered into a registration rights agreement dated April 12, 2007 with each of the holders of the warrants, under which we granted piggy-back registration rights, demand registration rights and shelf registration rights to these holders. Such warrants had a fair value of $1,209,085 which has been capitalized as a deferred loan cost and is being amortized over the term of the Credit Agreement.

On April 12, 2007, concurrently with the execution of the Drawbridge Agreement (see Note 4), Alan Gaines, a director, and Barrie Damson, a former officer and director of our Company, each surrendered additional options to purchase 1,600,000 shares of Common Stock at an exercise price of $0.05 per share.

On August 3, 2007, Baseline granted five-year stock options exercisable for up to an aggregate of 370,000 shares of common stock to several employees at an exercise price of $0.55. Such options vest in equal one-third installments on each of the first, second and third anniversary dates from the date of grant and had a fair value of $198,365.

On August 3, 2007, Baseline granted a five-year stock option to Richard d’Abo, an outside director, exercisable for up to 150,000 shares of common stock at an exercise price of $0.55. Such option had a fair value of $80,418.

On August 3, 2007 the Company entered into a two year employment agreement with Mr. Patrick McGarey to become Chief Financial Officer effective August 16, 2007. Concurrently with the entry into the employment agreement with Mr. McGarey, Baseline granted to Mr. McGarey five-year options, exercisable for (i) up to 500,000 shares of common stock, at an exercise price equal to $0.55, (ii) up to 500,000 shares, at an exercise price of $0.825 per share, and (iii) up to 500,000 shares, at an exercise price of $1.10 per share. Each option grant provides for the following vesting schedule: (i) 166,666 shares on August 3, 2007, (ii) 166,667 shares on August 3, 2008 and (iii) 166,667 shares on August 3, 2009, provided that Mr. McGarey remains in the employ of the Company through such dates. Such options had a fair value of $799,866.

The weighted average fair value of the stock options granted during the nine months ended September 30, 2007 was $0.51. Variables used in the Black-Scholes option-pricing model include (1) risk free interest rates between 4.52% and 4.61%, (2) expected option life ranged from five to seven years, (3) expected volatility is 200% to 223% and (4) zero expected dividends. A summary of stock option transactions follow:

	Weighted Average Exercise Price	Number of Options
Balance January 1, 2007	$0.18	13,985,000
Granted	0.75	2,120,000
Exercised	0.13	(300,000)
Forfeited or expired	0.05	(6,540,000)

Balance September 30, 2007	$0.40	9,265,000

The following table summarizes information about the Company’s stock options outstanding at September 30, 2007:

Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options Outstanding
9,265,000	3.54	$0.40	$2,221,400
Options Exercisable
6,561,668	3.13	$0.28	$2,174,367

On August 13, 2007, Baseline issued seven-year warrants to our then senior lenders, exercisable in the aggregate for up to 260,000 shares of common stock at an exercise price of $0.52 per share. These warrants were issued as partial consideration for our lenders advancing us $2.5 million on August 13, 2007, thereby enabling us to make a $2.5 million performance deposit in connection with our then pending acquisition of assets from DSX Energy Limited (See NOTE 8 below).

On August 20, 2007, Baseline issued five-year warrants to a former placement agent, exercisable in the aggregate for up to 340,000 shares of common stock at an exercise price of $0.65 per share. These warrants were issued as partial consideration for the termination of an agreement with such placement agent.

A summary of stock warrant transactions follow:

	Weighted Average Exercise Price	Number of Warrants
Balance January 1, 2007	$0.79	734,090
Granted	0.51	7,140,000

Balance September 30, 2007	$0.53	7,874,090

The following table summarizes information about the Company’s stock warrants outstanding at September 30, 2007:

Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
WarrantsOutstanding
7,874,090	5.23	$0.53
WarrantsExercisable
7,874,090	5.23	$0.53

NOTE 6 - INVESTMENT IN JOINT VENTURE AND REDEMPTION OF MEMBERSHIP INTEREST

On March 16, 2007, Baseline delivered $300,000 to New Albany-Indiana LLC (“New Albany”) in partial satisfaction of the outstanding capital calls that it, as a member of New Albany, was required to make. Pursuant to a Membership Interest Redemption Agreement between the Company and New Albany, Baseline then redeemed its membership interest in New Albany for the direct assignment to Baseline of an undivided 40.423% working interest in and to all oil and gas properties, rights, and assets of New Albany. Such assets were then pledged to Lakewood under a mortgage to secure Lakewood’s Debenture. The reduction in our membership interest of 50% to a 40.423% direct working interest reflected an adjustment of our membership interest in New Albany at the time of our redemption, as a result of outstanding capital calls owed by us but assumed by the affiliates and/or assigns of Rex Energy, the other joint venture partner.

After redeeming its membership interest in New Albany on March 16, 2007, Baseline now owns the following assets:

•

19.7% working interest in an area of mutual interest, covering approximately 122,000 gross acres (approximately 24,400 acres net to Baseline), primarily located in Greene County and operated by Aurora Oil & Gas (the “Wabash AMI”);

•

18.2% working interest in an area of mutual interest, covering approximately 41,000 total acres (approximately 7,380 acres net to Baseline) primarily located in Knox County and operated by Rex Energy (the “Knox AMI”); and

•

6.9% working interest in an area of mutual interest, covering approximately 8,000 gross acres (560 acres net to Baseline), primarily located in Greene County and operated by El Paso (the “Greene AMI”).

NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On April 12, 2007, in accordance with a requirement of the Drawbridge Agreement, Baseline also entered into a Swap Agreement (“Swap Agreement”) with Macquarie Bank Limited, which provides that Baseline puts in place, for each month through April 12, 2010, separate swap hedges with respect to approximately 75% of the projected production from Proved Developed Producing Reserves. The swap hedges provide for a fixed price of $68.20 per barrel for a three year period, commencing June 1, 2007. The hedging arrangement is based upon a monthly volume of 11,000 barrels during the first year and provides for monthly settlements.

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

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of each derivative is recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To make this determination, management formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring effectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific cash flows associated with assets and liabilities on the balance sheet or to specific forecasted transactions. Baseline also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. A derivative that is highly effective and that is designated and qualifies as a cash-flow hedge has its changes in fair value recorded in other comprehensive income to the extent that the derivative is effective as a hedge. Any other changes determined to be ineffective do not qualify for cash-flow hedge accounting and are reported currently in earnings.

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

When the criteria for cash-flow hedge accounting are not met, realized gains and losses (i.e., cash settlements) are recorded in income (loss) from operations in the Statements of Operations. Similarly, changes in the fair value of the derivative instruments are recorded as income (loss) from operations in the Statements of Operations. In contrast cash settlements for derivative instruments that qualify for hedge accounting are recorded as additions to or reductions of oil and gas revenues while changes in fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in earnings.

Based on the above, management has determined the swaps and collars noted above qualify for cash-flow hedge accounting treatment. For the period ended September 30, 2007, Baseline recognized a derivative liability of $2,191,449 with the change in fair value reflected in other comprehensive income/loss.

As of September 30, 2007 Baseline had the following derivative contracts outstanding:

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2007	Total Bbls 2008	Total Bbls 2009	Total Bbls 2010	Total Bbls 2011
Collar	Oct -07	Dec-07	$68.20	$74.20		33,000
Collar	Jan-08	Dec-08	$68.20	$74.20			123,000
Swap	Jan-09	Dec-09			$68.20			117,000
Swap	Jan-10	May-10			$68.20				47,500
Swaption	June-10	Dec-10			$73.20				49,000
Swaption	Jan-11	Dec-11			$73.20					84,000

						33,000	123,000	117,000	96,500	84,000

NOTE 8 - SUBSEQUENT EVENTS

On October 1, 2007 Baseline acquired producing natural gas and oil properties located in Matagorda County, Texas, from DSX Energy Limited LLP, Kebo Oil & Gas, Inc., and 25 other related parties for an adjusted purchase price of $96.6 million. The properties acquired by us consist of a greater than 95% working interest in 2,374 net acres in the Blessing Field which contained twelve (12) producing wells. The effective date of the acquisition was June 1, 2007.

The Blessing Field acquisition was funded with proceeds from the Company’s issuance of $115 million of 12.5% Senior Secured Notes due 2012 (“Senior Secured Notes”) at a purchase price of $110.9 million, plus $50 million of 14.0% Senior Subordinated Convertible Secured Notes due 2013 (“Convertible Notes”) at a purchase price of $49.5 million (the “Offering”). In addition, Baseline retired $33.1 million of indebtedness with proceeds of the Offering, with the remainder being utilized for general corporate purposes, fees and expenses. As set forth below, Baseline also entered into a $20 million credit facility with a senior lender. The line of credit will be used for implementing the Company’s oil and natural gas hedging strategy, and for working capital if needed. The line of credit was not drawn at closing.

Senior Secured Notes

The Senior Secured Notes, bearing interest at the rate of 12 1/2% per annum, were issued under that certain secured note indenture, dated October 1, 2007, among us and The Bank of New York, as trustee (the “Senior Notes Indenture”). Interest is payable in cash semi-annually on each of April 1 and October 1, commencing on April 1, 2008. The Senior Notes Indenture contains customary representations and warranties on our part as well as typical restrictive covenants whereby we have agreed, among other things, to limitations to incurrence of additional indebtedness, declaration of dividends, issuance of capital stock, sale of assets and corporate reorganizations, as well as impairment of collateral securing our obligations under the Senior Secured Notes. The Senior Secured Notes mature on October 1, 2012.

The Senior Secured Notes will rank senior in right of payment to all existing and future subordinated indebtedness of the Company, including indebtedness of the Company outstanding under the Convertible Notes as provided in the intercreditor agreement discussed below in “- Intercreditor Agreement,” and rank equally in right of payment with all our other existing and future senior indebtedness of the Company.

The Senior Secured Notes are subject to redemption by the Company (i) prior to October 1, 2010 at specified make-whole redemption prices or, in connection with equity offerings at a repurchase price equal to 113.5% of the aggregate principal amount plus accrued interest for up to 35% of the outstanding principal amount of the Senior Secured Notes, and (ii) after October 1, 2010 at a premium which decreases over time. Holders of the Senior Secured Notes may put such notes to us for repurchase, at a repurchase price of 101% of the principal amount plus accrued interest, upon a change in control as defined in the Senior Secured Notes Indenture.

The Senior Secured Notes are secured by a second lien on substantially all of the Company’s assets, including without limitation, all as more particularly described in that senior notes security agreement with The Bank of New York, as collateral agent, executed by us on October 1, 2007 (the “Senior Notes Security Agreement”). Under the terms of the Intercreditor Agreement, such lien will be contractually subordinated to the lien thereon that secures our obligations under the Credit Agreement and certain other permitted indebtedness. The Convertible Notes will be guaranteed by any of our future subsidiaries that guarantee such notes. The Senior Secured Notes will not have the benefit of any sinking fund.

Convertible Notes

The Convertible Notes, bearing interest at an annual rate of 14% per annum, were issued under that certain convertible notes indenture, dated October 1, 2007, among us and The Bank of New York, as trustee (the “Convertible Note Indenture”). Interest is payable semi-annually on each of April 1 and October 1, commencing on April 1, 2008, in cash or by delivery of PIK Notes. The Convertible Notes Indenture contains customary representations and warranties on our part as well as typical restrictive covenants whereby we have agreed, among other things, to limitations to incurrence of additional indebtedness, declaration of dividends, issuance of capital stock, sale of assets and corporate reorganizations, as well as impairment of collateral securing our obligations under the Convertible Notes. The Convertible Notes mature on October 1, 2013.

The Convertible Notes will rank junior in right of payment to all existing and future senior indebtedness of the Company, including indebtedness of the Company outstanding under the Credit Agreement and the Senior Secured Notes as provided in the intercreditor agreement discussed below in “- Intercreditor Agreement,” and rank equally in right of payment with any future senior subordinated indebtedness of the Company and rank senior in right of payment to any future subordinated indebtedness of the Company.

The Convertible Notes are initially convertible into 69.5 million shares of our common stock, par value $.001 per share (the “Common Stock”), based on an initial conversion price of $0.72 per share and reflecting an approximate 15% conversion premium to the $0.63 per share closing price of our Common Stock on the OTC Bulletin Board on September 17, 2007. There is a one-time test for adjustment of the conversion price, effective as of January 1, 2009, based upon a specified average trading price of our Common Stock for the 30 trading days up to and including December 31, 2008. If we meet or exceed this target, there will be no adjustment. In addition, the conversion price of the Convertible Notes will be subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a fundamental change. Holders converting Convertible Notes prior to October 1, 2010 will be entitled to receive a certain make whole premium.

The Convertible Notes are redeemable up to 25% by us on a quarterly basis beginning October 1, 2009 in the event the closing price of our Common Stock equals a 150% or more of the conversion price then in effect over a specified number of trading days. The Convertible Notes are redeemable at the option of the holder upon a change of control for a repurchase price equal to 101% of the aggregate principal amount plus accrued interest.

The Convertible Notes are secured by a third lien on substantially all of the Company’s assets, including without limitation, all as more particularly described in that convertible notes security agreement with The Bank of New York, as collateral agent, executed by us on October 1, 2007 (the “Senior Notes Security Agreement”). Under the terms of the Intercreditor Agreement, such lien will be contractually subordinated to the lien thereon that secures our obligations under the Credit Agreement and the Senior Secured Notes. The Convertible Notes will be guaranteed by any of our future subsidiaries that guarantee such notes. The Convertible Notes will not have the benefit of any sinking fund.

Wells Fargo Agreement

On October 1, 2007, we entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo Foothills, Inc. (“Wells Fargo”), as arranger and administrative agent. The Wells Fargo Agreement provides for a revolving credit commitment of up to $20 million (the “Revolver Commitment”), with a sub-limit of $10 million for issuance of Letters of Credit. Unless earlier payment is required under the Wells Fargo Agreement, Advances under the Revolver Commitment must be paid on or before October 1, 2010.

Under the Wells Fargo Agreement, interest on Advances accrues at either Wells Fargo’s Base Rate or the LIBOR Rate, at our option, plus an Applicable Margin of 1.50% in the case of Base Rate Loans or 3.00% in the case of LIBOR Rate Loans. With respect to Letters of Credit issued under the Wells Fargo Agreement, fees accrue at a rate equal 3.825% per annum multiplied by the Daily Balance of the undrawn amount of all outstanding Letters of Credit.

As security for our obligations under the Wells Fargo Agreement, we granted Wells Fargo a security interest in and a first lien on, all of our existing and after-acquired assets including, without limitation, the oil and gas properties and rights that we acquired in the Blessing Field. The Wells Fargo Agreement provides that we put in place, on a rolling twenty-four month basis, hedge agreements, as adjusted from time to time as specified therein, with respect to estimated volumes of not less than 50% and not more than 80% of the estimated aggregate production from (i) Proved Developed Producing Reserves and (ii) such additions to Proved Developed Producing Reserves as we estimate we have made as a result of drilling activity since our most recent reserve report, with respect to each of crude oil and natural gas.

Repayment of Drawbridge Agreement

On October 1, 2007, we fully discharged all of our outstanding obligations under the Drawbridge Agreement. The total amount repaid by us in satisfaction of our obligations under the revolving and term loan commitments under the Drawbridge Agreement was $33,123,166, representing the unpaid principal outstanding of $32,837,124 plus accrued interest in the amount of $286,042. We repaid such amounts from the net proceeds from the Offering.

Repayment of Related Party Loans

On October 1, we also discharged in full, all of our obligations to Alan Gaines, a director and a former officer, and Barrie Damson, a former officer and director under those promissory notes, dated as of January 26, 2007, in the aggregate principal amount of $50,000 each. The total amount repaid to each of Messrs. Gaines and Damson by us was $52,252, representing the outstanding principal amount plus accrued interest in the amount of $2,252. Such amounts were repaid from the net proceeds from the Offering.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward Looking Statements

Baseline Oil & Gas Corp. (referred to herein as “Baseline”, "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," “anticipate," "estimate," "may," "plan," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

These forward-looking statements are subject to certain known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in our annual reports filed with the Securities and Exchange Commission, together with the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the timing and extent of changes in prices for oil and gas, the availability of drilling rigs, competition, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, legislative and government regulations, political and economic factors in countries in which we operate and implementation of our capital investment program.

Overview and Plan of Operations

Baseline Oil & Gas Corp. (“Baseline”, “we” or the “Company”) is an independent exploration and production company primarily engaged in the acquisition, exploration, development, production and exploitation of crude oil and natural gas properties located onshore in the United States. Our headquarters are located at 411 N. Sam Houston Parkway, E., Suite 300, Houston, TX 77060.

We were incorporated as a Nevada corporation in February 2004 under the name of College Oak Investments, Inc., and changed our name to Baseline Oil & Gas Corp. on January 17, 2006. Baseline is currently active in three core areas of operation, each of which is located within a historically prolific oil and gas region in the United States. Our three core areas include: (1) the Texas Gulf Coast, specifically the Blessing Field area, located in Matagorda County, Texas; (2) North Texas, specifically the Eliasville Field, located in Stephens County, Texas; and, (3) the New Albany Shale, located in southern Indiana. We have assembled our oil and gas asset base in a series of transactions dating back to November 2005, as described below.

Texas Gulf Coast – Blessing Field

On October 1, 2007 we closed our acquisition of greater than a 95% working interest (70%-75% net revenue interest) in 2,374 net leasehold acres situated within the Blessing Field area, in Matagorda County, TX, on trend with several prolific Frio sand fields. The effective date of the transaction was June 1, 2007 and we paid an adjusted purchase price of $96.6 million. Most of these fields were structural traps along down-to-the-coast growth faults containing normally-pressured Frio sand reservoirs. Blessing Field has produced over 390 billion cubic feet of natural gas equivalent since the late 1930’s from a series of Upper Frio sands.

A proprietary 3-D seismic survey was acquired over the area in 1996 and, as a result, a series of buried faults were identified that set up hydrocarbon traps in the deeper, geo-pressured Frio section adjacent to the main Blessing Field area. With the aid of the proprietary 3-D survey, which we received as part of our acquisition, the prior owner drilled 12 producing wells in the field, with a 100% success rate. This activity established production in five separate fault blocks.

The Blessing Field acquisition was attractive to our management due to the significant amount of reserve potential remaining to be exploited, and the presence of an estimated 21 pay zones in the field. We have identified 14 proved undeveloped (PUD) locations in the field, mainly targeting the two primary field pay zones, and we expect to drill approximately 8 of these prior to the end of 2008. Depending on the results of this activity together with our ongoing field appraisal, it is likely that additional drilling locations will be identified in the field. In addition, numerous uphole recompletion prospects have been identified in the existing 12 producing wells. The presence of these secondary pay zones will extend the life of this field, as well as reduce our risk of drilling unsuccessful wells in the future.

The independent engineering firm of Cawley Gillespie & Associates, Inc. (CGA) completed an evaluation of our proved reserves in the Blessing Field with an effective date of June 1, 2007. CGA estimated Baseline’s net remaining proved reserves in the field at 42.22 billion cubic feet of natural gas equivalent (7.04 million barrels of oil equivalent), with an associated net present value (PV10) of $143.8 million, based on holding oil and natural gas prices received on May 31, 2007 ($64.02/bbl and $7.75/mmbtu) flat for the remaining life of the field.

North Texas Assets – Eliasville Field

On April 12, 2007, we closed our acquisition of a 100% working interest (78.5% net revenue interest) in 5,231 net leasehold acres in the Eliasville Field from Statex Petroleum I, L.P. and Charles W. Gleason LP. The effective date of the transaction was February 1, 2007 and we paid an adjusted purchase price of $27.05 million. This field is located approximately 90 miles west of Fort Worth, in Stephens County, Texas, and has been producing primarily oil from the Caddo Limestone formation at a depth of 3,300 feet, since the 1920’s. This field currently produces approximately 650 barrels of oil per day gross, from 82 active producing wells. Portions of this field have been operated as a waterflood since the 1980’s, with oil production peaking at approximately 1,500 barrels per day after secondary recovery operations were implemented. Water is injected through 54 injection wells, and daily water production from the field is approximately 70,000, all of which is re-injected. There are two central operating facilities and three tank batteries serving our operations.

We have extensive plans to further develop this field. Such plans include performing an estimated 27 workovers (mainly returning inactive wells to production), drilling 20 PUD wells, and drilling up to 17 probable locations. We expect to drill most or all of the 20 PUD wells before the end of 2008. Likewise, we anticipate performing approximately 20 of the 27 workovers over this time frame. Only the central and eastern portions of our acreage (roughly 60%) are currently being operated as a waterflood, leaving the remaining 40% of our acreage as a candidate for secondary recovery operations. Our overall goal is to fully develop our leasehold in this field on 10 acre spacing, and to expand waterflood operations over the rest of the field as well, subject to prudent engineering, geologic and economic considerations.

CGA estimated net remaining proved reserves in the Eliasville Field at 4.24 million barrels of oil equivalent (25.44 billion cubic feet of natural gas equivalent), with an associated net present value (PV10) of $59.7 million, based on holding oil and natural gas prices received on May 31, 2007 ($64.02/bbl and $7.75/mmbtu) flat for the remaining life of the field. Management believes that significant incremental reserves can be recovered beyond the proved recoverable reserves identified by CGA. Management is currently evaluating the implementation of an Alkaline Surfactant Polymer (ASP) flood in order to improve waterfood sweep efficiency and recover a significant volume of incremental barrels of oil. We anticipate implementing a pilot ASP flood in the Eliasville Field during the next 12 months.

New Albany Shale Assets

Between November 25, 2005 and March 16, 2007, we held a 50% economic and voting membership interest in a limited liability company formed for the purpose of acquiring oil and gas leasehold rights over acreage located in Southern Indiana and known to overlay the New Albany Shale formation. On March 16, 2007, the Company redeemed its membership interest in such limited liability company in return for a direct assignment of working interest over the same New Albany Shale acreage. Presently we have an interest in 171,000 gross acres in the play as follows:

•

A 19.7% working interest in an area of mutual interest covering approximately 122,000 gross acres (approximately 24,400 acres net to Baseline), primarily located in Greene County and operated by Aurora Oil & Gas (the “Wabash AMI”);

•

An 18.2% working interest in an area of mutual interest covering approximately 41,000 gross acres (approximately 7,380 acres net to Baseline), primarily located in Knox County and operated by Rex Energy (the “Knox AMI”); and

•

A 6.9% working interest in an area of mutual interest covering approximately 8,000 gross acres (approximately 560 acres net to Baseline), primarily located in Greene County and operated by El Paso (the “Greene AMI”).

Currently, there is not extensive production history from horizontal wells producing from the New Albany Shale. Several small scale projects are currently producing gas, but significant evaluation and investment remain before this play is developed on a large scale. Based on data gathered from active New Albany Shale operators and other industry sources, it is believed that portions of the New Albany Shale play may yield average gas reserves on the order of 1.2 bcf per well, assuming development on 160-320 acre spacing. Initial producing rates have been reported over a fairly wide range, from 50 mcfpd to 1,000 mcfpd. Assuming the development and application of effective drilling, completion and production techniques, including the control of drilling costs at a reasonable and repeatable level, it may be possible to develop the New Albany Shale play on a large scale in future years, including the acreage in which we hold a direct working interest. Based on current well spacing assumptions, as many as 500 to 1,000 horizontal wells could eventually be drilled on our current acreage.

Management presently considers the acreage contained in our Knox AMI to be highly prospective, as it lies between active producing projects owned by Noble Energy to the north (southern Sullivan County) and El Paso to the southeast (Knox and Davies Counties). During 2007, we participated with our partners in the drilling of 4 horizontal New Albany Shale wells in the Knox AMI, using a foam drilling fluid system. Each of these wells encountered significant formation fracturing, based upon formation water and natural gas encountered during drilling. During 2007, we also participated in the drilling of 3 New Albany Shale wells in the Wabash AMI and 1 well in the Greene AMI. Each of these wells also tested natural gas. We are actively working with our partners in defining optimal completion and stimulation techniques, as well as preparing to install gas gathering, treatment and compression facilities required to place the wells on production. We anticipate selling gas from these wells during 2008. Depending on results from our completion operations, management estimates that we will participate in the drilling of approximately 10 to 15 new horizontal wells on our New Albany acreage during 2008.

Liquidity and Sources of Capital

As previously reported in our filings with the Securities and Exchange Commission, on October 1, 2007, we raised gross proceeds of $165 million through our issuance of (i) $115 million aggregate principal amount of 12 1/2% Senior Secured Notes due 2012 (the “Senior Secured Notes”) and (ii) $50 million aggregate principal amount of 14% Senior Subordinated Convertible Secured Notes due 2013 (the “Convertible Notes”). Proceeds from the sale of such securities were used to purchase our Blessing Field assets, retire prior outstanding indebtedness and to pay fees and expenses of the financing. The balance of such proceeds (approximately $15.5 million) will be utilized for general working capital needs.

Also on October 1, 2007, we entered into a Credit Agreement with Wells Fargo Foothill, Inc. as arranger and administrative agent (the “Credit Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on proved developed producing and proved developed non-producing reserves of the Company), and numerous conditions precedent and covenants, the Credit Agreement provides for a revolving credit commitment of up to $20 million, with a sublimit of $10 million for the issuance of letters of credit. Unless earlier payment is required under the Credit Agreement, advances under the loan facility must be paid on or before October 1, 2010.

By virtue of (i) proceeds received from the sale of the Senior Secured Notes and Convertible Notes, (ii) existing availability under the Credit Agreement and (iii) our increasing cash flow from operations, management believes that the Company has sufficient capital to satisfy its cash requirements over the next 12 months without the need to raise additional capital.

Item 3.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASELINE OIL & GAS CORP.

Date: November 14, 2007	By:	/s/ Thomas Kaetzer
	Name:	Thomas Kaetzer
	Title:	Chairman, Chief Executive Officer

Date: November 14, 2007	By:	/s/ Patrick H. McGarey
	Name:	Patrick H. McGarey
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer