Form 10-K/A
period 2007-12-31
Baseline Oil & Gas Corp.
filed 2008-04-24
CIK 1291983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-116890

BASELINE OIL & GAS CORP.

(Exact name of registrant as specified in its charter)

Nevada	30-0226902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 North Sam Houston Parkway East, Suite 300 Houston, Texas	77060
(Address of principal executive offices)	(Zip Code)

(281) 591-6100

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The OTC Bulletin Board

Securities registered pursuant to section 12(g) of the Act: None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 21, 2008, the registrant had outstanding 34,462,282 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

n/a

Page No.
PART III
Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	1
Item 11. Executive Compensation	3
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	8
Item 13. Certain Relationships and Related Transactions, and Director Independence	10
Item 14. Principal Accountant Fees and Services	12

PART IV
Item 15. Exhibits	13

Code of Business Conduct and Ethics

Certification of CEO Pursuant to Section 302

Certification of CFO Pursuant to Section 302

Certification of CEO Pursuant to Section 906

Certification of CFO Pursuant to Section 906

PRELIMINARY NOT E

This amendment on Form 10-K/A timely supplements the annual report of Baseline Oil & Gas Corp. on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 and contains that executive compensation, board of director and ownership information called for, and incorporated by reference, in Part III of the annual report on Form 10-K.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Thomas R. Kaetzer	49	Chairman, Chief Executive Officer and President
Patrick H. McGarey	50	Chief Financial Officer
Randal B. McDonald, Jr.	50	Controller
Alan D. Gaines	52	Director
Richard d’Abo	52	Director

Their business experience is set forth below:

Thomas R. Kaetzer. Mr. Kaetzer was promoted to our Chairman and Chief Executive Officer on March 21, 2007. He previously was our President and Chief Operating Officer, titles he held since December 2006. Mr. Kaetzer began his career with Texaco Inc., where, from 1981 to 1995, he held various positions. In 1995, Mr. Kaetzer left Texaco and worked for Vastar Resources Inc., a major independent oil and gas company. In 1996 Mr. Kaetzer formed Southwest Texas Oil & Gas Co., which subsequently merged into GulfWest Energy Inc. in 1998. Mr. Kaetzer served as President/Chief Operating Officer of GulfWest from 1999 to 2004, and as Vice President of Operations for its successor, Crimson Exploration Inc., from 2005 to July 2006. From August 2006 to immediately prior to joining Baseline, Mr. Kaetzer worked as a consultant to several companies in the oil and gas industry. Mr. Kaetzer earned a B.S. degree in Civil Engineering from the University of Illinois in 1981 and a M.S. degree in Petroleum Engineering from Tulane University in 1988.

Patrick H. McGarey. Mr. McGarey has served as Chief Financial Officer since August 16, 2007. From 2004 until May 2007, he served as Executive Vice President – Finance, Planning and Corporate Development at Goldking Energy Corporation, a private exploration and production company sold to Dune Energy, Inc. in May 2007. During 2003, Mr. McGarey was principal of his own firm, Energy Growth & Value, LLC, which specialized in sourcing debt and equity capital for energy projects. From 1998 through 2002, he served in a variety of managerial roles within the Energy Capital and Structured Finance business units of The Williams Companies, in Houston, Texas. Prior to 1998, Mr. McGarey worked in commercial and investment banking, focusing on the energy industry. He began his career as a petroleum engineer with Texaco. Mr. McGarey has a B.S. degree in Civil Engineering from Virginia Polytechnic Institute and State University and an MBA degree from Loyola Marymount University in Los Angeles.

Randal B. McDonald, Jr. Mr. McDonald has served as Controller since October 1, 2007. Prior to October 1, 2007, he performed contract accounting work for us from April 1, 2007 until September 30, 2007. From May 1, 1998 until September 30, 2007, Mr. McDonald served as Chief Financial Officer of VTEX Energy, Inc., (OTCBB: VXEN), an independent publicly traded oil and gas exploration and production company. He also served on the board of directors of VTEX Energy, Inc. during this period. Mr. McDonald has a B.B.A. degree in Accounting from the University of Texas at Austin.

Alan D. Gaines. Mr. Gaines has served as a director of our Company since April 2005 and as our Vice Chairman from April 2005 until August 2007. He is currently the Chairman of the

Board of Directors of Dune Energy, Inc. (AMEX: DNE), an independent, publicly traded oil and gas company engaged in the development, exploration and acquisition of oil and gas properties. From April 2005 until September 2007, he served as Chief Executive Officer of ABC Funding, Inc. (OTC: AFDG.OB), a publicly-traded company with no current operations and nominal assets. Mr. Gaines currently serves on the Board of Directors of both Dune Energy, Inc. and ABC Funding, Inc. Mr. Gaines has over 25 years of experience as an energy investment and merchant banker. In 1983, he co-founded Gaines, Berland Inc., an investment bank and brokerage firm, specializing in global energy markets, with particular emphasis given to small to medium capitalization companies involved in exploration and production, pipelines, refining and marketing, and oilfield services. Mr. Gaines holds a B.B.A. degree in Finance from Baruch College, and an MBA degree in Finance (with distinction) from Zarb School, Hofstra University School of Graduate Management.

Richard d’Abo. Mr. d’Abo has served as a director of our Company since January 17, 2006. He is presently a transaction partner at The Yucaipa Companies, a private equity firm focused on consolidating companies within the supermarket industry. From 1995 through 2003, Mr. d’Abo was a private investor, and served as a consultant to numerous companies both public and private regarding acquisitions and related financings. From 1988 to 1994, Mr. d’Abo was a partner at The Yucaipa Companies and was instrumental in the creation of financing structures for a number of acquisitions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers and beneficial owners of more than 10% of our common stock, or “reporting persons” to file with the Securities and Exchange Commission (the “SEC”) reports of their holdings of, and transactions in, our common stock. Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of these reports furnished to the Company, we believe that all reports required to be filed by reporting persons pursuant to Section 16(a) of the Exchange Act were filed for the year ended December 31, 2007 on a timely basis, except for the Form 3 of Randal McDonald, our Controller, filed on April 24, 2008.

Code of Business Conduct and Ethics

On April 22, 2008, we adopted a written code of business conduct and ethics (“Code of Business Conduct and Ethics”) that applies to all our directors, officers and employees, including our Chairman, Chief Executive Officer and Chief Financial Officer. Topics addressed by the Code of Business Conduct and Ethics include:

•	compliance with laws, rules and regulations;

•	competition and fair dealing;

•	protection and proper use of company assets;

•	corporate opportunities;

•	conflicts of interest;

•	confidentiality;

•	insider trading;

•	whistleblower procedures; and

•	record keeping and public disclosure obligations.

A copy of our current Code of Business Conduct and Ethics is attached as Exhibit 14.1 to this report on Form 10-K/A filed with the SEC and, together with all documents which we file on the SEC’s EDGAR system, is available for retrieval at the SEC’s website at www.sec.gov, as well as available to the public from commercial document retrieval services. You may also obtain a copy of our Code of Business Conduct and Ethics at no cost, by writing or telephoning us at: Baseline Oil & Gas Corp., 411 North Sam Houston Parkway East, Suite 300, Houston, Texas 77060 (Tel: 281-281-591-6100). We undertake to make all disclosures that are required by law and the rules of the OTC Bulletin Board, where our common stock is currently traded, governing amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Corporate Governance

The OTC Bulletin Board does not require that we establish or maintain an audit committee. Currently management has the primary responsibility for the preparation of financial statements and the reporting process, including the system of internal controls, with the Board of Directors exercising oversight of the Company’s financial reporting process.

Item 11.	Executive Compensation.

Although the OTC Bulletin Board does not require that we establish or maintain a compensation committee, historically our non-employee Directors have provided oversight of management’s decisions regarding the compensation of all other executive officers and other employees, including recommendations relating to the compensation of our Chief Executive Officer. Our non-employee Directors also makes recommendations to the Board of Directors regarding employee benefits and any stock-based compensation plans that may be utilized by our Company.

Set forth in the chart below is the compensation received by our Chief Executive Officer, our two most highly compensated officers other than the Chief Executive Officer, as well as the two most highly compensated former officers (collectively, the “Named Executive Officers”), at our fiscal years ended December 31, 2007 and December 31, 2006:

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation
Thomas R. Kaetzer, Chairman, Chief Executive Officer and President(1)	2007	$190,000		$50,000	—	—		—	—
	2006	15,833	(2)	—	—	2,000,000	(3)	—	—
Patrick H. McGarey, Chief Financial Officer (4)	2007	61,875	(5)	500	—	1,500,000	(6)	—	—
Randal B. McDonald, Jr. Controller (7)	2007	37,500	(8)	750	—	50,000	(9)	—	—
Richard M. Cohen, Chief Financial Officer (10)	2007	56,219	(11)	—	—	100,000	(12)	—	—
	2006	90,000		—	—	175,000	(13)	—	—
Barrie Damson, Chairman and Chief Executive Officer (15)	2007	0		—	—	—		—	—
	2006	0		—	—	—		—	—

(1)	Mr. Kaetzer became our President and Chief Operating Officer as of December 5, 2006. He was also appointed Chairman and Chief Executive Officer on March 21, 2007, upon the resignation of Mr. Damson.

(2)	In 2006 Mr. Kaetzer was paid an amount equal to one month’s salary at his then annualized salary of $190,000 as provided for in his employment agreement.

(3)	Represents options granted December 20, 2006 to purchase (i) up to 1,000,000 shares of our common stock at an exercise price of $0.50 per share, (ii) up to 500,000 shares of our common stock at an exercise price of $0.60 per share and (iii) up to 500,000 shares of our common stock at an exercise price of $1.00 per share, each option of which is subject to a vesting schedule, as follows: (i) up to one-third of the underlying common stock exercisable at any time from and after December 20, 2006; (ii) up to an additional one-third of the underlying common stock exercisable at any time from and after December 20, 2007; and (iii) up to the remaining one-third of the underlying common stock exercisable at any time from and after December 20, 2008; provided, that Mr. Kaetzer’s employment has not been terminated by us for cause or by Mr. Kaetzer without good reason.

(4)	Mr. McGarey was hired as our Chief Financial Officer effective as of August 16, 2007.

(5)	In 2007 Mr. McGarey was paid an amount equal to 137 days’ salary at his then annual salary of $165,000 as provided for in his employment agreement, or 37.5%.

(6)	Represents options granted August 3, 2007 to purchase (i) up to 500,000 shares of our common stock at an exercise price of $0.55 per share, (ii) up to 500,000 shares of our common stock at an exercise price of $0.825 per share and (iii) up to 500,000 shares of our common stock at an exercise price of $1.10 per share, each option of which is subject to a vesting schedule, as follows: (i) up to one-third of the underlying common stock exercisable at any time from and after August 3, 2007; (ii) up to an additional one-third of the underlying common stock exercisable at any time from and after August 3, 2008; and (iii) up to the remaining one-third of the underlying common stock exercisable at any time from and after August 3, 2009; provided, that Mr. Kaetzer’s employment has not been terminated by us for cause or by Mr. Kaetzer without good reason.

(7)	Mr. McDonald became our Controller as of October 1, 2007.

(8)	Represents 3 months’ base salary, commencing October 1, 2007, at his then annual salary of $150,000. Form April 1, 2007 to September 30, 2007, Mr. McDonald was engaged by our Company to do contract accounting work, for which services he received $46,000.

(9)	Represents options granted August 3, 2007 currently exercisable to purchase up to 50,000 shares of our common stock, at an exercise price of $0.55 per share.

(10)	Mr. Cohen became our Chief Financial Officer in December 2005, at which time he received a salary of $7,500 per month. Mr. Cohen stepped down as Chief Financial Officer in August 2007 upon the hiring of Mr. McGarey.

(11)	In 2007 Mr. Cohen was paid an amount equal to 228 days’ salary at his then annualized salary of $90,000.

(12)	Option granted January 4, 2007 to purchase up to 100,000 shares of our common stock at an exercise price of $0.56 per share.

(13)	Option granted December 26, 2006 to purchase up to 175,000 shares of our common stock at an exercise price of $0.94 per share.

(14)	Mr. Damson joined our board of directors and became our Chairman and Chief Executive Officer as of February 1, 2006. Mr. Damson resigned as Chairman and Chief Executive Officer, effective March 21, 2007.

Set forth in the chart below are the outstanding equity awards held by our Named Executive Officers at our fiscal year ended December 31, 2007:

Outstanding Equity Awards at 2007 Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Thomas R. Kaetzer, Chairman, President and Chief Operating Officer(1)	666,666	(2)	333,334	(2)	$0.50	December 20, 2011
	333,333	(2)	166,667	(2)	0.60	December 20, 2011
	333,333	(2)	166,667	(2)	1.00	December 20, 2011
Patrick H. McGarey, Chief Financial Officer(3)	166,666	(4)	333,334	(4)	0.55	August 3, 2012
	166,666	(4)	333,334	(4)	0.825	August 3, 2012
	166,666	(4)	333,334	(4)	1.10	August 3, 2012
Randal B. McDonald, Jr. Controller (5)	0		50,000	(6)	0.55	August 3, 2012
Richard M. Cohen, Chief Financial Officer(7)	175,000		0		0.94	December 26, 2011
	100,000		0		0.56	January 4, 2012
Barrie Damson, Chief Executive Officer(8)	1,730,000	(9)	0		0.05	April 28, 2010

(1)	Mr. Kaetzer was hired as President and Chief Operating Officer on December 5, 2006. He was appointed as Chairman and Chief Executive Officer on March 21, 2007.

(2)	Options shall vest and be exercised in whole or in part, as follows: (i) up to one-third of the underlying common stock at any time from and after December 20, 2006; (ii) up to an additional one-third of the underlying common stock at any time from and after December 20, 2007; and (iii) up to the remaining one-third of the underlying common stock at any time from and after December 20, 2008, provided, that Mr. Kaetzer’s employment has not been terminated by us for cause or by Mr. Kaetzer without good reason.

(3)	Mr. McGarey was hired as our Chief Financial Officer, effective as of August 16, 2007.

(4)	Options shall vest and be exercised in whole or in part, as follows: (i) up to one-third of the underlying common stock at any time from and after August 3, 2007; (ii) up to an additional one-third of the underlying common stock at any time from and after August 3, 2007; and (iii) up to the remaining one-third of the underlying common stock at any time from and after August 3, 2008, provided, that Mr. McGarey’s employment has not been terminated by us for cause or by Mr. McGarey without good reason.

(5)	Mr. McDonald became our Controller as of October 1, 2007.

(6)	Option shall vest and be exercised in whole or in part, as follows: (i) up to one-third of the underlying common stock at any time from and after August 3, 2008; (ii) up to an additional one-third of the underlying common stock at any time from and after August 3, 2009; and (iii) up to the remaining one-third of the underlying common stock at any time from and after August 3, 2010, provided, that Mr. McDonald’s employment has not been terminated for any reason.

(7)	Mr. Cohen stepped down as Chief Financial Officer in August 2007.

(8)	Mr. Damson resigned as Chairman and Chief Executive Officer, effective March 21, 2007.

(9)	Option grants awarded on April 29, 2005 to purchase initially up to 6,000,000 shares of our common stock, at an exercise price of $0.05 per share, which amount of shares was adjusted to reflect the subsequent cancellations of options with respect to the purchase of 4,270,000 shares of our common stock in the aggregate since December 20, 2006.

Employment Agreements

Thomas R. Kaetzer Employment Agreement.

Mr. Kaetzer’s employment agreement was entered into December 20, 2006 and is for an initial term of two years, expiring on December 30, 2008 unless earlier terminated or extended under the terms of such agreement. No more than one hundred twenty (120) days or less than sixty (60) days prior to the expiration of the initial term, our Company and Mr. Kaetzer may agree in writing to extend his employment agreement for an additional term. If no agreement is reached as to an extension, the employment agreement will terminate at the end of the initial term.

Under the employment agreement, Mr. Kaetzer serves as our President and Chief Operating Officer, effective as of December 5, 2006. Mr. Kaetzer was appointed to serve also as our Chairman and Chief Executive Officer on March 21, 2007 and, except for his title, his employment agreement continues to govern the terms of his employment.

Pursuant to the agreement, Mr. Kaetzer receives a base salary of $190,000 per annum. During the term of the agreement, Mr. Kaetzer was eligible, and did receive, a performance bonus of $50,000 at the end of his first year of employment. In addition, during the second year of his employment and thereafter (if his employment is extended), he may be entitled to additional performance bonuses, solely at the discretion of our board of directors. Effective as of January 1, 2008, Mr. Kaetzer’s base salary was increased to $235,000 per annum. Mr. Kaetzer is further eligible under his employment agreement to participate, subject to any eligibility, co-payment and waiting period requirements, in all employee health and/or benefit plans offered or made available to our executive officers.

In addition, his employment agreement provided for us to issue to him three non-qualified stock options to purchase (i) up to 1,000,000 shares of our common stock, at an exercise price of $0.50 per share, (ii) up to 500,000 shares, at an exercise price of $0.60 per share and (iii) up to 500,000 shares, at an exercise price of $1.00 per share. Each option is exercisable as to one third of the optioned shares on each of the grant date and the first and second anniversary dates thereafter. Each such option agreement provides that if Mr. Kaetzer’s employment is terminated by us for cause or by Mr. Kaetzer without good reason, unvested options shall immediately be forfeited, and that if his employment is terminated by us without cause or voluntarily by Mr. Kaetzer with good reason, optioned shares that would have vested on the next vesting date will immediately vest and become exercisable in proportion to the number of months he was employed during the 12-month period following the immediately preceding vesting date.

Upon termination of Mr. Kaetzer’s employment by us other than for cause or by Mr. Kaetzer for specified “good reasons,” including a diminution of his authority and duties or a required relocation of his residence outside the State of Texas, Mr. Kaetzer will be entitled to receive from us: (i) a severance payment equal to 12-months of his then-current base salary plus pro rata bonus and fringe benefits otherwise due at time of termination; (ii) any unpaid bonus from preceding year of employment; and (iii) accrued but unused vacation days during the year such termination occurs.

In the event Mr. Kaetzer’s employment is terminated, unless such termination is without cause or due to a resignation for “good reason,” Mr. Kaetzer has agreed that, during the respective term of his employment and for a one-year period after his termination, not to engage, directly or indirectly, as an owner, employee, consultant or otherwise, in any business engaged in the exploration, drilling or production of natural gas or oil within a 10 mile radius from any property that we then have an ownership, leasehold or participation interest. He is further prohibited during the above time period from soliciting or inducing, directly or indirectly, any of our then-current employees or customers, or any customers of ours during the one year preceding the termination of his employment.

Patrick H. McGarey Employment Agreement.

Mr. McGarey’s employment agreement was entered into August 3, 2007 and is for an initial term of two years, expiring on August 16, 2009 unless earlier terminated or extended under the terms of such agreement. No more than one hundred twenty (120) days or less than sixty (60) days prior to the expiration of the initial term, our Company and Mr. McGarey may agree in writing to extend his employment agreement for an additional term. If no agreement is reached as to an extension, the employment agreement will terminate at the end of the initial term

Under the employment agreement, Mr. McGarey serves as our Chief Financial Officer, effective August 16, 2007. Pursuant to the agreement, Mr. McGarey receives a base salary of $165,000 per annum. During the term of the agreement, Mr. McGarey is entitled to a performance bonus of $33,000 if he is still employed by us at August 16, 2008, which amount is payable on or before September 15, 2008, and a discretionary bonus for each year thereafter during the term of his employment. Effective as of January 1, 2008, Mr. McGarey’s base salary was increased to $200,000 per annum. Mr. McGarey is further eligible under his employment agreement to participate, subject to any eligibility, co-payment and waiting period requirements, in all employee health and/or benefit plans offered or made available to our executive officers.

In addition, his employment agreement provided for us to grant him three separate stock options to purchase (i) up to 500,000 shares of our common stock, at an exercise price of $0.55 per share, (ii) up to 500,000 shares, at an exercise price of $0.825 per share and (iii) up to 500,000 shares, at an exercise price of $1.10 per share. Each option is exercisable as to one third of the optioned shares on each of the grant date and the first and second anniversary dates thereafter. Each such option agreement provides that if Mr. McGarey’s employment is terminated by us for cause or by Mr. McGarey without good reason, unvested options shall immediately be forfeited, and that if his employment is terminated by us without cause or voluntarily by Mr. McGarey with good reason, optioned shares that would have vested on the next vesting date will immediately vest and become exercisable in proportion to the number of months he was employed during the 12-month period following the immediately preceding vesting date. Upon a “change of control,” unvested optioned shares shall be accelerated and become immediately exercisable.

Upon termination of Mr. McGarey’s employment by us other than for cause or by Mr. McGarey for specified “good reasons,” including a diminution of his authority and duties or a required relocation of his residence outside the State of Texas, Mr. McGarey will be entitled to receive from us: (i) a severance payment equal to 12-months of his then-current base salary plus pro rata bonus and fringe benefits otherwise due at time of termination; (ii) any unpaid bonus from preceding year of employment; and (iii) accrued but unused vacation days during the year such termination occurs.

In the event Mr. McGarey’s employment is terminated, unless such termination is without cause or due to a resignation for “good reason,” Mr. McGarey has agreed that, during the respective term of his employment and for a one-year period after his termination, not to engage, directly or indirectly, as an owner, employee, consultant or otherwise, in any business engaged in the exploration, drilling or production of natural gas or oil within a 10 mile radius from any property that we then have an ownership, leasehold or participation interest. He is further prohibited during the above time period from soliciting or inducing, directly or indirectly, any of our then-current employees or customers, or any customers of ours during the one year preceding the termination of his employment.

Director Compensation

Commencing January 1, 2008, our non-employee directors are entitled to receive $6,500 for each fiscal quarter. From July 1, 2007 to December 31, 2007, our non-employee directors received $5,000 for each fiscal quarter. Prior to July 1, 2007, we did not pay any cash compensation to members of our board of directors for their services as directors.

We also reimburse our directors for reasonable expenses in connection with attendance at board and committee meetings. Directors may also eligible to receive stock options offered by our Company from time to time.

Set forth in the chart below is compensation received by our directors for the fiscal year ended December 31, 2007:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards (4) ($) (c)	Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Thomas R. Kaetzer, Chairman	—	—	—		—	—	—	0
Richard D’Abo	$10,000	—	$73,844	(1)	—	—	—	$83,844
Alan D. Gaines	$10,000	—	—		—	—	—	$10,000

(1)	Represents five-year stock options granted on August 3, 2007 to Mr. d’Abo, an outside director, exercisable for up to 150,000 shares of common stock at an exercise price of $0.55. The closing sale price per share of our common stock, as reported by the OTC Bulletin Board on August 3, 2007, was $0.55.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the April 21, 2008 by (i) each of our current directors and our Named Executive Officers, (ii) each person who, to our knowledge, beneficially owns more than 5% of outstanding shares of our common stock; and (iii) all of our current directors and executive officers as a group:

Name of Beneficial Owner(1)	Amount(2)		Percent of Class(2)(3)
Thomas R. Kaetzer (Chairman, Chief Executive Officer and President)	1,338,330	(4)(5)	3.9%
Patrick H. McGarey (Chief Financial Officer)	499,998	(6)	1.4%
Randal B. McDonald, Jr. (Controller)	0	(7)	*
Alan D. Gaines (Director)	7,664,250	(8)	21.1%
Richard d’Abo (Director)	1,336,000	(9)	3.8%
Barrie Damson(10)	6,849,250	(8)	18.9%
Richard M. Cohen(11)	475,000	(12)	1.4%
Cura Compass Master Fund, Ltd.(13)	2,777,778	(14)(15)	7.5%
Kenmont Special Opportunities Master Fund, L.P.(16)	2,500,000	(15)(17)	6.8%
Whitebox Advisors, LLC(18)	7,180,400	(15)(19)	17.2%
Ramius Capital Group LLC(20)	2,083,500	(15)(21)	5.7%
Lakewood Group LLC(22)	3,000,000	(23)	8.0%
All Officers and Directors as a Group (5 persons)	10,838,578	(4)-(9)	28.1%

(*)	Less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner reported above is c/o Baseline Oil & Gas Corp., 411 North Sam Houston Parkway East, Suite 300, Houston, Texas 77060.

(2)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 21, 2008. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not held by any other person), and which are exercisable within 60 days from April 21, 2008, have been exercised.

(3)	At April 21, 2008, a total of 34,462,282 shares of our common stock were issued and outstanding.

(4)	Refers to options to purchase (i) up to 1,000,000 shares of our common stock at an exercise price of $0.50 per share, of which 666,666 underlying shares are currently vested, (ii) up to 500,000 shares of our common stock at an exercise price of $0.60 per share, of which 333,333 shares are currently vested, and (iii) up to 500,000 shares of our common stock at an exercise price of $1.00 per share, of which 333,333 shares are currently vested. Each option is subject to a vesting schedule, as follows: (i) up to one-third of the underlying common stock exercisable at any time from and after December 20, 2006, (ii) up to an additional one-third of the underlying common stock exercisable at any time from and after December 20, 2007, and (iii) up to the remaining one-third of the underlying common stock exercisable at any time from and after December 20, 2008; provided, that Mr. Kaetzer’s employment has not been terminated by us for cause or by Mr. Kaetzer without good reason.

(5)	Includes 5,000 shares of our common stock held for the benefit of children of Mr. Kaetzer, which Mr. Kaetzer has discretionary authority to vote and accordingly may be deemed to be the beneficial owner thereof. Mr. Kaetzer expressly disclaims any such beneficial ownership of these shares.

(6)	Refers to options to purchase (i) up to 500,000 shares of our common stock at an exercise price of $0.55 per share, of which 166,666 underlying shares are currently vested, (ii) up to 500,000 shares of our common stock at an exercise price of $0.825 per share, of which 166,666 shares are currently vested, and (iii) up to 500,000 shares of our common stock at an exercise price of $1.10 per share, of which 166,666 shares are currently vested. Each option is subject to a vesting schedule, as follows: (i) up to one-third of the underlying common stock exercisable at any time from and after August 3, 2007, (ii) up to an additional one-third of the underlying common stock exercisable at any time from and after August 3, 2008, and (iii) up to the remaining one-third of the underlying common stock exercisable at any time from and after August 3, 2008; provided, that Mr. McGarey’s employment has not been terminated by us for cause or by Mr. McGarey without good reason.

(7)	Excludes option granted August 3, 2007 to purchase up to 50,000 shares of our common stock at an exercise price of $0.55 per share, which option vests as to 1/3rd of such underlying shares on each of August 3, 2008, 2009 and 2010.

(8)	Includes options currently exercisable to purchase up to 1,730,000 shares of our common stock at an exercise price of $0.05 per share.

(9)	Includes options currently exercisable (i) to purchase up to 250,000 shares of our common stock at an exercise price of $0.05 per share and (ii) to purchase up to 150,000 shares of our common stock at an exercise price of $0.55 per share.

(10)	Beneficial owner’s address is c/o 37 Franklin Street Westport, CT 06880

(11)	Beneficial owner’s address is c/o 3 Park Avenue, 16th floor, New York, NY 10016.

(12)	Includes options currently exercisable (i) to purchase up to 175,000 shares of our common stock at an exercise price of $0.94 per share and (ii) to purchase up to 100,000 shares of our common stock at an exercise price of $0.56 per share

(13)	Beneficial owner’s address is 1270 Avenue of Americas, New York, NY 10020.

(14)	Represents shares of our common stock underlying $2 million principal amount of our 14% Senior Subordinated Convertible Secured Notes due 2013 (the “Notes”), based on an initial conversion price of $0.72 per share as provided in the indenture dated October 1, 2007 governing the Notes.

The foregoing information is based upon the Selling Stockholder Questionnaire, dated January 14, 2007 [sic], submitted by beneficial owner to us in connection with our preparation and filing of an amendment to our registration statement on Form SB-2 filed with the SEC on March 6, 2008.

(15)	Does not include additional shares of our common stock issuable upon conversion of additional principal amount of the Notes issued, at our election to holders of record of the Notes on March 15, 2008, as “payment in kind” with respect to interest accruing and payable under the Notes, at an initial interest rate of 14% per annum, for the period from October 1, 2007 through March 31, 2008.

(16)	Beneficial owner’s address is 711 Louisiana, Suite 1750, Houston, TX 77002.

(17)	Represents shares of our common stock underlying $1.8 million principal amount of the Notes, based on an initial conversion price of $0.72 per share as provided in the indenture dated October 1, 2007 governing the Notes.

The foregoing information is based upon the Selling Stockholder Questionnaire, dated February 29, 2008, submitted by beneficial owner to us in connection with our preparation and filing of an amendment to our registration statement on Form SB-2 filed with the SEC on March 6, 2008.

(18)	Beneficial owners’ address is c/o Whitebox Advisors, LLC, 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416

(19)	Whitebox Advisors, LLC (“Whitebox”), acting as investment adviser to its client, is deemed to beneficially own 7,180,400 shares of our common stock. Whitebox Hedge High Yield Advisors, LLC (“WHHYA”), acting as investment adviser to its clients, beneficially owns 6,038,717 shares of our common stock. Whitebox Hedge High Yield Partners, LP (“WHHYP”) is deemed to beneficially own 6,038,717 shares of our common stock as a result of its indirect ownership of the Notes and the underlying shares of common stock. Whitebox Hedge High Yield Fund, LP (“WHHYFLP”) is deemed to beneficially own 6,038,717 shares of our common stock as a result of its indirect ownership of the Notes. Whitebox Hedged High Yield Fund, LP (“WHHYFLTD”) is deemed to beneficially own 6,038,717 shares of our common stock as a result of its indirect ownership of the Notes and the underlying shares of common stock. As a result of the foregoing relationship, each of Whitebox, WHHYA, WHHYFLP and WHHYFLTD may be deemed to possess indirect beneficial ownership of the shares of our common stock held by WHYYP and other investment advisory client. Each of Whitebox, WHHYA, WHHYFLP and WHHYFLTD may also be deemed to possess indirect beneficial ownership of the shares of our common stock issuable upon the conversion of the Notes held by WHYYP and other investment advisory clients. Whitebox, WHHYA, WHHYFLP and WHHYFLTD each disclaim indirect beneficial ownership of the shares of our common stock, except to the extent of their pecuniary interest in such shares. Based on the relationships described herein, these entities may also be deemed to constitute a “group” within the meaning of Rule 13d-5(b)(1) under the Exchange Act; however, this statement shall not be construed as an admission that Whitebox, WHHYA, WHHYP, WHHYFLP and WHHYFLTD are a group, or have agreed to act as a group.

The foregoing information is based upon the Schedule 13G filed with the SEC on February 14, 2008 by Whitebox, WHHYA, WHHYP, WHHYFLP and WHHYFLTD, as joint filers.

(20)	Beneficial owners’ address is c/o Ramius Capital Group, L.L.C., 666 Third Avenue, 25th floor, New York, NY 10017

(21)	Ramius Capital Group, L.L.C. (“Ramius Capital”) (i) acts as the investment advisor of RCG Latitude Master Fund, Ltd. (“RCG Latitude”), which directly or indirectly holds $975,000 principal amount of the Notes, which are convertible into 1,354,275 shares of our common stock and (ii) is the sole member of Ramius Advisors, LLC, (“Ramius Advisors”), which acts as the investment advisor of RCG PB, Ltd. (“RCG PB”), which directly or indirectly holds $525,000 principal amount of the Notes, which are convertible into 729,225 shares of our common stock. As the investment advisor of RCG PB, Ramius Advisors may be deemed to beneficially own the $525,000 principal amount of the Notes directly or indirectly held by RCG PB. As the investment advisor of RCG Latitude and as the sole member of Ramius Advisors, Ramius Capital may be deemed to beneficially own the principal amount of the Notes directly or indirectly held by each of RCG Latitude and RCG PB. As the managing member of Ramius Capital, C4S & Co., L.L.C. (“C4S”) may be deemed to beneficially own the principal amount of the Notes directly or indirectly held by each of RCG Latitude and RCG PB. As the managing members of C4S, each of Peter A. Cohen, Morgan B. Stark, Jeffrey M. Solomon and Thomas W. Strauss may be deemed to beneficially own the principal amount of the Notes directly or indirectly held by each of RCG Latitude and RCG PB. Each joint filer disclaims beneficial ownership of these securities except to the extent of its pecuniary interest, and this report shall not be deemed to be an admission that any joint filer is the beneficial owner of these securities for purposes of Section 16 of the Exchange Act or for any other purpose.

The foregoing information is based upon the Schedule 13G dated October 1, 2007 and the Forms 3 and 4 filed with SEC on October 16, 2007 by Ramius Capital RCG Latitude, Ramius Advisors, RCG PB, C4S and each of Messrs. Cohen, Stark, Solomon and Strauss, as joint filers.

(22)	Beneficial Owner’s address is 242 4th Street, Lakewood, NJ 08701.

(23)	Represents 3,000,000 shares of our common stock underlying warrants exercisable at $0.50 per share granted to holder in connection with monies advanced to us, evidenced by a debenture in the principal amount of $1.7 million, bearing interest at 16% per annum, which debenture was repaid by us in full on April 12, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence. Certain Relationships and Related Party Transactions

Relationships and Related Transactions.

As previously disclosed on our Current Report on Form 8-K filed with the SEC on January 29, 2007, on January 26, 2007 then Chairman and Chief Executive Officer Barrie Damson and Alan Gaines, a director, each made a loan of $50,000 to us to be used for our short-term working capital needs and evidenced by promissory notes. The notes accrued interest at an annual rate of six percent (6%) and matured, as extended by amendment dated April 10, 2007, on the earlier to occur of (i) the date on which we close an equity offering in which we obtain gross proceeds in excess of three million dollars ($3,000,000) or (ii) October 13, 2010. On October 1,

2007, we repaid the outstanding principal amount of $50,000 plus aggregate accrued interest in the amount of $2,252. Such amounts were repaid from the net proceeds realized by our October 1, 2007 placement to institutional investors of the Notes and our 12.5% Senior Secured Notes due 2012.

Policies and Procedures Regarding Related Party Transactions

A “Related Party Transaction” is any transaction, arrangement or relationship where the Company is a participant, the Related Party (defined below) had, has or will have a direct or indirect material interest and the aggregate amount involved is expected to exceed $120,000 in any calendar year. “Related Party” includes (a) any person who is or was (at any time during the last fiscal year) an executive officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of the Company’s voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.

When reviewing and approving the terms and conditions of all related party transactions, members of our Board of Directors other than the Related Party will consider all relevant facts and circumstances available to it to determine whether such related party transaction is in, or is not inconsistent with, our best interests, including, without limitation, (a) the extent of the Related Party’s interest in the transaction; (b) the availability of other sources of comparable products or services; (c) whether the terms are competitive with terms generally available in similar transactions with persons that are not Related Parties; (d) the benefit to our Company; and (e) the aggregate value of the transaction.

There were no transactions in 2007 which required review, approval or ratification by our Board of Directors as a Related Party Transaction other than the above-described loan to the Company on January 26, 2007.

Certain Matters Involving Promoters

Immediately prior to our merger with Coastal Energy Services, Inc. (“Coastal”) in April 2005, 47.3% of our then outstanding shares of common stock were held by Mr. David Loev. Mr. Loev was an attorney residing in the State of Texas at such time who performed legal services for our Company prior to the merger with Coastal. In November 2005, the SEC filed a civil lawsuit in the Houston federal district court against certain parties unrelated to us and sued Mr. Loev for allegedly violating certain registration provisions of the federal securities laws (SEC Litigation Release No. 19476 dated; November 29, 2005). Mr. Loev settled the lawsuit with the SEC by consenting to the entry of an order permanently enjoining him from violating the securities registration provisions, ordering him to disgorge $25,785.50, plus interest, and imposing a $25,000 civil penalty. At no time was Mr. Loev an officer or a director of our Company.

Director Independence

The OTC Bulletin Board, on which our common stock is currently traded, does not maintain director independence standards.

Item 14.	Principal Accountant Fees and Services.

Audit and Tax Fees

During fiscal year 2007 and fiscal year 2006, the aggregate fees for which we were billed by Malone & Bailey, PC, our independent registered public accounting firm, for professional services were as follows:

	Fiscal Year Ended
	December 31, 2007		December 31, 2006
Audit Fees (1)	$133,966		$131,498
Audit-Related Fees (2)	$187,047	(3)	$1,995
Tax Fees (4)	$5,496		$5,321
All Other Fees	N/A		N/A

(1)	Fees for audit services include fees associated with the audit of our annual financial statements for the years ended December 31, 2007 and 2006, review of our annual reports on Form 10-K or Form 10-KSB, as applicable, and the review of our quarterly reports on Form 10-QSB or 10-Q, as applicable, during the year reported. Also includes fees associated with SEC registration statements, comfort letters and consents.

(2)	Consist primarily of fees associated with accounting consultations and diligence services with respect to acquisitions, related debt offerings and Sarbanes-Oxley compliance.

(3)	In connection with our Sarbanes-Oxley review, we also paid the consulting firm Axia Resources fees totaling $69,861.25 during the fiscal year ended 2007.

(4)	Consist primarily of professional services rendered for tax compliance, tax advice and tax planning.

The Board considers whether the provision of the foregoing services is compatible with maintaining the auditor’s independence and has concluded that the foregoing non-audit-related services did not adversely affect the independence of Malone & Bailey, PC.

The Board periodically monitors the services rendered and actual fees paid to its independent registered public accounting firm to ensure that such services are satisfactory and that related fees are reasonable. The Board has approved the re-appointment of Malone & Bailey, PC as an independent registered public accounting firm to conduct an audit of the Company’s financial statements for the year 2008.

Item 15.	Exhibits, Financial Statement Schedules.

(a)(3) Exhibits

Exhibit Nos.	Description

14.1	Code of Business Conduct and Ethics.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASELINE OIL & GAS CORP.

Date: April 24, 2008	By:	/s/ Thomas R. Kaetzer
Thomas R. Kaetzer
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on April 24, 2008.

Signature and Title

/s/ Thomas R. Kaetzer
Thomas R. Kaetzer, Chairman and
Chief Executive Officer

/s/ Patrick H. McGarey
Patrick H. McGarey,
Chief Financial Officer

/s/ Richard D’Abo
Richard D’Abo, Director

/s/ Alan D. Gaines
Alan D. Gaines, Director