Form 10-Q
period 2008-03-31
Baseline Oil & Gas Corp.
filed 2008-05-15
CIK 1291983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number: 333-116890

BASELINE OIL & GAS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	30-0226902
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

411 North Sam Houston Parkway East, Suite 300

Houston, Texas 77060

(Address of principal executive offices)

(281) 591-6100

(Issuer’s telephone number)

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

At May 13, 2008, Issuer had 34,462,282 shares of common stock, $.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BASELINE OIL & GAS CORP.

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,321,252	$5,014,455
Short term investments – trading securities	6,884,253	13,901,275
Accounts receivable, trade	4,289,695	3,774,033
Deferred loan Costs	2,396,187	2,310,975
Prepaid and other current assets	69,620	111,884

Total current assets	27,961,007	25,112,622
OIL AND NATURAL GAS PROPERTIES – using successful efforts method of accounting
Proved properties	130,690,201	128,381,629
Unproved properties	8,475,666	8,475,666
Less accumulated depletion, depreciation and amortization	(3,113,191)	(1,823,233)

Oil and natural gas properties, net	136,052,676	135,034,062
Other assets	15,989	15,989
Deferred loan costs, net of accumulated amortization of $6,936,979 and $6,390,283, respectively	12,406,185	13,038,093
Other property and equipment, net of accumulated depreciation of $33,908 and $17,519, respectively	340,600	184,551

TOTAL ASSETS	$176,776,457	$173,385,317

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable, trade	$1,538,489	$2,151,549
Accrued expenses	11,425,992	5,540,607
Royalties payable	4,122,666	3,827,901
Taxes payable	509,561	252,529
Short term debt and current portion of long-term debt	9,081	65,006
Derivative liabilities – short term	6,281,666	3,076,709

Total current liabilities	23,887,455	14,914,301
Long term debt, net of discount of $4,280,170 and $4,436,137, respectively	160,954,634	160,816,395
Asset retirement obligations	290,482	282,947
Derivative liability – long term	7,358,207	5,759,471

Total liabilities	192,490,778	181,773,114
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value per share; 140,000,000 shares authorized; 34,408,006 issued and outstanding	34,408	34,408
Additional paid-in capital	33,778,639	33,617,266
Accumulated other comprehensive income (loss)	(10,974,048)	(7,362,151)
Accumulated deficit	(38,553,320)	(34,677,320)

Total stockholders’ equity (deficit)	(15,714,321)	(8,387,797)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$176,776,457	$173,385,317

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES
Oil and gas sales	$8,897,838	$—
Oil and gas hedging	(2,504,155)	—

Total revenue	6,393,683	—

COSTS AND EXPENSES
Production	2,182,096	—
General and administrative	1,055,305	288,106
Depreciation, depletion and amortization	1,306,347	—
Accretion expense	7,535	—

Total costs and expenses	4,551,283	288,106

Net income (loss) from operations	1,842,400	(288,106)
OTHER INCOME (EXPENSE)
Other income	30,788	—
Interest income	170,354	758
Interest expense	(6,005,574)	(565,067)
Realized gain on marketable securities	7,054	—
Unrealized gain on marketable securities	78,978	—
Unrealized gain on derivative instruments	—	46,435

Total other expense, net	(5,718,400)	(517,874)

NET LOSS	$(3,876,000)	$(805,980)

OTHER COMPREHENSIVE INCOME (LOSS) Unrealized gain (loss) on derivative instruments	(3,611,897)	—

Total comprehensive loss	$(7,487,897)	$(805,980)

NET LOSS PER SHARE – Basic and Diluted	$(0.11)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,408,006	31,342,738

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,876,000)	$(805,980)
Adjustments to reconcile net loss to net cash Used in operating activities
Share based compensation	161,373	55,371
Depreciation, depletion and amortization	1,306,347	—
Amortization of debt discount	155,967	284,667
Amortization of deferred loan costs	546,696	205,850
Loss (gain) on derivative instruments	1,191,796	(46,435)
Unrealized (gain) loss on marketable securities	(78,978)	—
Accretion expense	7,535	—
Changes in operating assets and liabilities
Accounts receivable, trade	(515,662)	—
Prepaid and other current assets	42,264	(75,000)
Accounts payable – trade	(613,060)	—
Accrued liabilities	5,885,385	(128,020)
Taxes payable	257,032	—
Royalties payable	294,765	—

Net cash provided by (used in) operating activities	4,765,460	(509,547)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on acquisition	—	(300,000)
Deferred acquisition costs incurred	—	(282,167)
Investment in proved properties	(2,308,572)	—
Purchase of marketable securities	(6,821,974)	—
Proceeds from sale of marketable securities	13,917,974	—
Purchase of property and equipment, other	(172,438)	—

Net cash provided by (used in) investing activities	4,614,990	(582,167)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	518,453	1,800,000
Repayments of debt	(592,106)	(14,294)
Debt issuance costs incurred	—	(329,493)

Net cash provided by (used in) financing activities	(73,653)	1,456,213
INCREASE IN CASH AND CASH EQUIVALENTS	9,306,797	364,499
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,014,455	123,678

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,321,252	$488,177

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	2,583	12,500
Cash paid for income taxes	—	—
NON-CASH ACTIVITIES
Unrealized gain/(loss) on derivative liability	4,108,790	—
Stock issued in lieu of cash interest	—	46,875

The accompanying notes are an integral part of the financial statements

Baseline Oil & Gas Corp.

Notes to Financial Statements

March 31, 2008

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Baseline Oil & Gas Corp. (“Baseline” or the “Company”) is an independent exploration and production company primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties onshore in the United States.

Basis of Presentation

The accompanying unaudited interim financial statements of Baseline have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with Baseline’s audited financial statements for the year ended December 31, 2007, and notes thereto, which are included in the Company’s annual report on Form 10-KSB filed with the SEC on March 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Baseline’s 2007 annual financial statements have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Concentrations of credit risk

The Baseline maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2008 and December 31, 2007, Baseline had approximately $6,863,939 and $4,774,678, in excess of FDIC insured limits, respectively. Baseline has not experienced any losses in such accounts.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments. The fair value of Baseline’s investments in marketable debt securities is based on the quoted market price on the last day of the quarter. Declines in fair value below Baseline’s carrying value deemed to be other than temporary are charged against net earnings. The carrying value of short-term and long-term debt approximates fair value.

Baseline Oil & Gas Corp.

Notes to Financial Statements

March 31, 2008

(Unaudited)

Loss per Share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including the dilutive effects stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are cancelled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since Baseline has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive and therefore are not included in the calculation.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Company is currently evaluating whether the adoption of SFAS 161will have an impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations”, however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to

Baseline Oil & Gas Corp.

Notes to Financial Statements

March 31, 2008

(Unaudited)

recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS 141(R) upon its adoption on January 1, 2009 and is currently evaluating whether SFAS 141(R) will have an impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, a company may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. Baseline adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Effective January 1, 2008, Baseline adopted SFAS 157 for fair value measurements not delayed by

Baseline Oil & Gas Corp.

Notes to Financial Statements

March 31, 2008

(Unaudited)

FSP FAS No. 157-2. The adoption resulted in additional disclosures as required by the pronouncement (See Note 4 – Fair Value Measurements) related to our fair value measurements for oil and gas derivatives and marketable securities but no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

NOTE 2 - ACQUISITIONS

On April 12, 2007, Baseline acquired producing oil and natural gas properties located in Stephens County, Texas, from Statex Petroleum I, L.P. and Charles W. Gleeson LP. The properties consist of a 100% working interest in approximately 4,600 acres in the Eliasville Field. The preliminary adjusted purchase price was $26.6 million. Upon execution of the Purchase and Sale Agreement Baseline paid a $1,000,000 non-refundable deposit credited against the purchase price. Baseline entered into an amendment to the agreement, whereby for an additional deposit of $300,000, the deadline to close on the purchase was extended. The effective date for the transfer of the assets was February 1, 2007. Baseline funded the adjusted purchase price, less the deposits previously paid, and a portion of the costs associated with the transaction through borrowings under a newly created credit agreement.

On October 1, 2007 Baseline acquired producing natural gas and oil properties located in Matagorda County, Texas, from DSX Energy Limited LLP, Kebo Oil & Gas, Inc., and 25 other related parties for a preliminary adjusted purchase price of $96.6 million. The properties acquired by Baseline consist of a greater than 95% working interest in 2,374 net acres in the Blessing Field which contained twelve (12) producing wells. The effective date of the acquisition was June 1, 2007.

The Blessing Field acquisition was funded with proceeds from Baseline’s issuance of $115 million of 12.5% Senior Secured Notes due 2012 at a purchase price of $110.9 million, plus $50 million of 14.0% Senior Subordinated Convertible Secured Notes due 2013 at a purchase price of $49.5 million. In addition, Baseline retired $33.1 million of indebtedness with proceeds of the offering, with the remainder being utilized for general corporate purposes, fees and expenses. Baseline also entered into a $20 million credit facility with a senior lender. The line of credit will be used for implementing Baseline’s oil and natural gas hedging strategy, and for working capital if needed. The line of credit was not drawn at closing.

The following unaudited pro forma information assumes the acquisitions occurred as of the beginning of each period. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

	As Reported	Pro Forma
Three months ended March 31, 2007
Revenues	$—	$8,917,905
Net Loss	(805,980)	(2,500,839)
Loss Per Share	(0.03)	(0.08)

Baseline Oil & Gas Corp.

Notes to Financial Statements

March 31, 2008

(Unaudited)

NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Based on the above, management has determined the swaps and collars noted qualify for cash-flow hedge accounting treatment. For the three months ended March 31, 2008 Baseline recognized a derivative liability of $13,639,873 with the change in fair value reflected in other comprehensive income/loss.

Baseline Oil & Gas Corp.

Notes to Financial Statements

March 31, 2008

(Unaudited)

As of March 31, 2008 Baseline had the following hedge contracts outstanding:

Crude Oil Hedges (1)

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2008	Total Bbls 2009	Total Bbls 2010	Total Bbls 2011
Collar	Apr-08	Dec-08	$68.20	$74.20		90,000
Collar	Apr-08	Dec-08	$68.00	$79.81		48,000
Collar	Jan-09	Dec-09	$68.00	$74.05			42,000
Swap	Jan-09	Dec-09			$68.20		117,000
Swap	Jan-10	May-10			$68.20			47,500
Floor	Apr-08	Dec-08	$75.00			45,000
Floor	Jan-09	Dec-09	$75.00				48,000
Swaption	June-10	Dec-10			$73.20			49,000
Swaption	Jan-11	Dec-11			$73.20				84,000

						183,000	207,000	96,500	84,000

(1)	All indexed to NYMEX WTI Cushing Light Sweet Crude

Natural Gas Hedges (1)

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total MMBtu 2008	Total MMBtu 2009	Total MMBtu 2010	Total MMBtu 2011
Collar	Apr-08	Dec-08	$7.50	$7.83		690,000
Collar	Jan-09	Dec-09	$7.50	$8.44			660,000

						690,000	660,000	—	—

(1)	All indexed to inside FERC Houston Ship Channel

NOTE 4 – FAIR VALUE MEASUREMENTS

Baseline has various financial instruments that are measured at fair value in the financial statements, including marketable debt securities and commodity derivatives. Baseline’s financial assets and liabilities are measured using input from three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that Baseline has the ability to access at the measurement date.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are

Baseline Oil & Gas Corp.

Notes to Financial Statements

March 31, 2008

(Unaudited)

not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs reflect Baseline’s judgments about the assumptions market participants would use in pricing the asset of liability since limited market data exists. Baseline develops these inputs based on the best information available, using internal and external data.

The following table presents Baseline’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of March 31, 2008:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$6,884,253	—	—	$6,884,253

	$6,884,253	—	—	$6,884.253

Liabilities:
Commodity derivatives	—	$13,639,873	—	$13,639,873

	—	$13,639,873	—	$13,639,873

Baseline’s investments in debt securities are classified as trading securities and stated at fair value. The quoted market price or net asset value of an identical security in the principal market is used to record the fair value by multiplying the quoted market price or net asset value by the number of shares owned or par value.

Baseline uses various commodity derivative instruments, including collars, swaps, floors and swaptions. The fair value of commodity derivatives is determined using forward price curves derived from market price quotations, externally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, direct communication with market participants and actual transactions executed by Baseline. Market price quotations for the natural gas trading hubs utilized in our commodity derivatives are generally readily obtainable for the first six years, and therefore Baseline’s forward price curves reflect observable market quotes.

Baseline Oil & Gas Corp.

Notes to Financial Statements

March 31, 2008

(Unaudited)

NOTE 5 – SUBSEQUENT EVENTS

On April 1, 2008, Baseline elected to make paid-in-kind interest payments to the holders of its subordinated convertible notes. The interest was payable for the period from October 1, 2007 through March 31, 2008 in the amount of $3,500,000 and was paid in additional principal amounts of the convertible notes.

On April 22, 2008, Baseline granted to certain employees options to purchase up to an aggregate of 375,000 shares of its common stock, at an exercise price of $0.50 per share (in excess of the closing share price for Baseline’s common stock of $0.34, as reported by the OTC Bulletin Board on April 22, 2008). The options granted were subject to the following vesting schedules: (i) options to purchase up to an aggregate of 75,000 shares not vesting until December 31, 2008 and (ii) three options to purchase up to 100,000, 125,000 and 75,000 shares each vesting with respect to 1/3rd thereof on each of the grant date and the first and second anniversary thereof.

Item 2.	Management’s Discussion and Analysis

The following discussion will assist you in understanding our financial position, liquidity, and results of operations. The information below should be read in conjunction with the financial statements, and the related notes to financial statements set forth in Item 1 of this quarterly report.

We desire to take advantage of the “safe harbor” provisions of the Section 21E of the Securities Exchange Act of 1934 with respect to the forward-looking information contained in this report. Forward-looking statements reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance and are subject to certain known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. Statements concerning results of future exploration, exploitation, development, and acquisition expenditures as well as expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses, and interest costs that we believe are reasonable based on currently available information. Factors that could cause or contribute to such differences include those set forth in our annual reports filed with the Securities and Exchange Commission, and include, but are not limited to, our ability to raise capital as and when required, the timing and extent of changes in prices for oil and gas, the availability of drilling rigs, competition, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, legislative and government regulations, political and economic factors in countries in which we operate and implementation of our capital investment program.

Business Strategy

We are a Houston, Texas-based independent oil and natural gas company engaged in the exploration, production, development, acquisition and exploitation of crude oil and natural gas properties, with interests in: (i) the Eliasville Field in North Texas, or the Eliasville Field Properties; (ii) the Blessing Field in Matagorda County, Texas, onshore along the Texas Gulf Coast, or the Blessing Field Properties; and, (iii) the New Albany Shale resource play in Southern Indiana, or the New Albany Shale Play. Our properties cover 39,945 net acres in these three core areas.

We currently have a number of opportunities to increase production and expand our reserve base through infill and extension drilling of new wells, workovers targeting proved or non-proved reserves, stimulating existing wells and the expansion of enhanced oil recovery projects such as waterflood operations. In addition, we plan to investigate the application of surfactant flooding techniques at our Eliasville Field Properties to potentially recover significant incremental oil reserves. On the Blessing Field Properties, we continue to evaluate the shallower Frio formation which could result in a new drilling program to exploit shallower reserve potential in the field. In the New Albany Shale Play, we plan to complete and flow test a group of previously drilled wells for a significant period, then install a gas gathering system.

We expect to utilize 3-D seismic analysis, enhanced oil recovery processes, horizontal drilling, and other modern technologies and production techniques to improve drilling results and ultimately enhance our production and returns. We believe the use of such technologies and production techniques in exploring for, developing and exploiting oil and natural gas properties will help us reduce drilling risks, lower finding costs and provide for more efficient production of oil and natural gas from our properties.

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

The implementation of our strategy requires that we make significant capital expenditures in order to replace current production and find and develop new oil and gas reserves. In order to finance our capital program, we depend on cash flow from operations, cash or short term investments on hand and committed credit facilities, as discussed below in Liquidity and Capital Resources.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources for 2008 are cash, short-term cash equivalent investments on hand, internally generated cash flows from operations and committed credit facilities. As of March 31, 2008, we still held approximately $14.2 million in proceeds remaining from our October 1, 2007 issuance of (i) $115 million aggregate principal amount of 12 1/2% Senior Secured Notes due 2012 (the “Senior Secured Notes”) and (ii) $50 million in aggregate principal amount of 14% Senior Subordinated Convertible Notes due 2013 (the “Convertible Notes”). The bulk of the proceeds from these bond offerings were used to fund the purchase of the Blessing Field Properties, retire prior outstanding indebtedness and to pay fees and expenses related to the offerings.

Interest on our Senior Secured Notes was due and payable on April 1, 2008 and semi-annually thereafter. The principal on the Senior Notes is due on October 1, 2012. Our Convertible Notes are due on October 1, 2013. Interest on the Convertible Notes is payable semi-annually beginning April 1, 2008, with us having the option of paying any interest in cash or, subject to certain conditions being met, as additional principal amounts under the Convertible Notes, or PIK Notes. On April 1, 2008, we issued PIK Notes in the aggregate additional principal amount of $3,500,000. The Convertible Notes are subject to optional redemption beginning October 1, 2009 in the amount of 25% per quarter, at our option and upon certain conditions being met. Upon a change in control, the Convertible Notes can be put back to us at 101% of par, plus accrued unpaid interest.

Also on October 1, 2007, we entered into a Credit Agreement with Wells Fargo Foothill, Inc. as arranger and administrative agent (the “Credit Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on Proved Developed Producing and Proved Developed Nonproducing reserves of the Company), and numerous conditions precedent and covenants, the Credit Agreement provides for a revolving commitment of up to $20 million, with a sublimit of $10 million for the issuance of letters of credit. Unless earlier repayment is required under the Credit Agreement, advances under the loan facility must be paid on or before October 1, 2010. As of March 31, 2008, we had borrowed $235 thousand under the Credit Agreement, and had an additional $24 thousand in outstanding letters of credit.

Our oil and gas properties are pledged as collateral for under the Credit Agreement, as well as the Senior Notes and the Convertible Notes. We have also agreed not to pay dividends on our common stock. Under the indentures governing the Senior Notes and the Convertible Notes, we are required to maintain debt/EBITDA ratios below defined thresholds beginning March 31, 2008. Certain non-recurring items such as gains and losses from asset sales, gains and losses from discontinued operations, changes in accounting methods and similar items are excluded from the determination of EBITDA under the bond indentures. Direct revenues and expenses from any acquired assets for the trailing twelve month period are included in the determination of EBITDA under the bond indentures. Specifically, we are required to maintain a ratio of senior secured indebtedness to last twelve months of EBITDA ratio below 5.3 as of March 31, 2008 and our actual ratio was determined to be 4.1 as of that date. We are also required to maintain a ratio of total secured indebtedness to last twelve months of EBITDA ratio below 7.2 as of March 31, 2008 and our actual ratio was determined to be 6.2 as of that date. Under the indenture governing the Senior Secured Notes, we are required to maintain a proved reserve PV10/senior debt ratio above a defined threshold beginning June 30, 2008. We are also required to, and did, limit our capital expenditures below a defined threshold starting with the quarter ending December 31, 2007, and will be required to limit capital expenditures below defined thresholds on an annual basis starting December 31, 2008. Under certain conditions, we are required to offer to retire a portion of the Senior Notes at 101% of par value using excess cash flow as defined under the Senior Notes indenture, starting December 31, 2007. No such offer will be required for the period ending March 31, 2008.

The most significant restrictive financial covenant under our Credit Agreement is a minimum EBITDA test that becomes operative at the end of any quarter during which our cash plus unused credit availability under our line of credit falls below $10 million at any time. This covenant has not yet been operative because our combined cash position and unused credit availability at any measuring point has never fallen below the $10 million minimum, and stood at $24 million as of March 31, 2008. If we fail to comply with this covenant, the lender has the right to refuse to advance additional funds under the facility and/or declare any outstanding principal and interest immediately due and payable.

By virtue of (i) remaining proceeds received from the sale of the Senior Secured Notes and Convertible Notes, (ii) availability under the Credit Agreement and (iii) our cash flow from operations, management believes that the Company has sufficient capital to satisfy its cash requirements, including the funding of our 2008 capital budget.

Results of Operations

We produced 62.9 thousand barrels of oil and 309.2 million cubic feet of natural gas during the first quarter, and received an average price of $96.49 per barrel and $9.15 per thousand cubic feet respectively. This resulted in total oil and gas sales revenue for the quarter of $8.9 million, before the effects of hedging. Oil and gas hedging losses totaled ($2.5) million during the quarter, of which cash settlements paid to our counterparties under our commodity price hedging contracts totaled ($1.3) million. We had no revenues, oil and natural gas production or exploration and production operations during the comparable period in 2007.

Our production expenses totaled $2.2 million during the first quarter, of which $492 thousand was paid for severance taxes and $1.7 million was comprised of lease operating expenses. Our production expenses equaled $3.18 per mcfe during the first quarter, while our lease operating expenses equaled $2.46 per mcfe. We had no production operations or corresponding production expenses during the first quarter of 2007.

Our general and administrative expenses were $1.1 million during the first quarter. The major components of this total included salaries and benefits at $496 thousand ( including $161 thousand of non-cash stock based compensation), consulting and professional fees at $325 thousand and office expenses of $197 thousand. By comparison, our general and administrative expenses totaled $288 thousand during the first quarter of 2007, a period during which we conducted no oil and natural gas production activities.

Our interest expenses totaled $6 million during the first quarter, of which $5.3 million was comprised of interest on our Senior Secured Notes ($3.6 million, paid in cash) and Convertible Notes ($1.7 million, paid-in-kind), which are described above. Another $0.5 million consisted of amortization of issuance costs for these two bond issues. Our interest expenses totaled $0.6 million during the first quarter of 2007.

During the first quarter of 2008, our net field level cash flow from oil and gas production operations was $6.7 million, before accounting for the effects of hedging activities. This figure represents production revenue of $8.9 million, offset by lease operating expenses of $1.7 million and by severance and ad valorem taxes totaling approximately $0.6 million during such period.

During the three-months ended March 31, 2008, we spent $2.3 million on drilling and workovers, consisting of $1.0 million for drilling and completion activity, approximately $0.78 million for recompletions on existing wells and $0.47 million for production and well equipment.

Item 4T.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the three-month period covered by this quarterly report on Form 10-Q was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2008, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007, management identified certain material weaknesses in internal control over financial reporting as of December 31, 2007. These included deficiencies in the Company’s control environment and, in particular, the documentation and performance of certain controls surrounding account balances, as well as deficiencies in segregation of duties. As noted in our annual report, we believed that the identified deficiencies stemmed principally from our rapid growth over a relatively short span during the final quarters of our 2007 fiscal year and could be adequately addressed through organizational and process changes.

Despite several remedial actions taken during the quarter ending March 31, 2008, including the appropriate segregation of duties surrounding the initiation and approval of wire transfers and the issuance of checks, certain material weaknesses in internal control over financial reporting continued to exist as of the end of the quarter. Since that time, our board of directors and management have approved and implemented additional policies and procedures which we believe remediate these remaining material weaknesses with respect to our internal control over financial reporting. Remedial steps include: our adoption of a Code of Business Conduct and Ethics; our adoption of a formal delegation of authority regarding the expenditure of Company funds; the modification of our analytical procedures to ensure the accurate, timely and complete reconciliation of all major accounts; and our implementation of formal processes requiring periodic self-assessments, independent tests, and reporting of our personnel’s adherence to our Company’s ethical requirements and accounting policies and procedures.

We note, however, that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Aside from the above remedial steps, there have been no changes in our internal controls over financial reporting during the fiscal quarter ending March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2008, we granted certain of our employees options to purchase up to an aggregate of 375,000 shares of our common stock, at an exercise price of $0.50 per share (in excess of the then market price of $0.34, as reported by the OTC Bulletin Board on April 22, 2008) for services rendered. The options are subject to vesting schedules, with options for an aggregate of 75,000 shares not vesting until December 31, 2008 and three larger option grants for 100,000, 125,000 and 75,000 shares each vesting with respect to 1/3rd thereof on each of the grant date and the first and second anniversary thereof.

These granting of the foregoing options were exempt from the registration requirements of the Securities Act under 4(2) of the Securities Act of 1933, as amended.

Item 6	Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	Baseline Oil & Gas Corp.

	By:	/s/ Thomas R. Kaetzer
Thomas R. Kaetzer,
Chief Executive Officer