Form 10-Q
period 2008-06-30
Baseline Oil & Gas Corp.
filed 2008-08-14
CIK 1291983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number: 000-51888

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

At August 13, 2008, Issuer had 151,497,530 shares of common stock, $.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BASELINE OIL & GAS CORP.

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,498,164	$5,014,455
Short term investments – trading securities	6,972,774	13,901,275
Accounts receivable, trade	6,023,408	3,774,033
Deferred loan Costs	2,487,764	2,310,975
Prepaid and other current assets	284,064	111,884

Total current assets	23,266,174	25,112,622
OIL AND NATURAL GAS PROPERTIES – using successful efforts method of accounting
Proved properties	137,711,632	128,381,629
Unproved properties	8,397,268	8,475,666
Less accumulated depletion, depreciation and amortization	(4,754,477)	(1,823,233)

Oil and natural gas properties, net	141,354,423	135,034,062
Other assets	52,939	15,989
Deferred loan costs, net of accumulated amortization of $7,504,505 and $6,390,283, respectively	11,747,081	13,038,093
Other property and equipment, net of accumulated depreciation of $53,581 and $17,519, respectively	366,014	184,551

TOTAL ASSETS	$176,786,631	$173,385,317

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable, trade	$3,363,344	$2,151,549
Accrued expenses	6,849,144	5,540,607
Royalties payable	5,337,508	3,827,901
Taxes payable	975,171	252,529
Short term debt and current portion of long-term debt, net of discount of $4,117,715 at June 30, 2008	164,382,285	65,006
Derivative liabilities – short term	15,456,880	3,076,709

Total current liabilities	196,364,332	14,914,301
Long term debt, net of discount of $4,436,137 at December 31, 2007	299,037	160,816,395
Asset retirement obligations	298,252	282,947
Derivative liability – long term	16,965,060	5,759,471

Total liabilities	213,926,681	181,773,114
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value per share; 140,000,000 shares authorized; 34,462,282 and 34,408,006 issued and outstanding	34,462	34,408
Additional paid-in capital	34,877,021	33,617,266
Accumulated other comprehensive income (loss)	(24,673,764)	(7,362,151)
Accumulated deficit	(47,377,769)	(34,677,320)

Total stockholders’ equity (deficit)	(37,140,050)	(8,387,797)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$176,786,631	$173,385,317

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2008	2007
REVENUES
Oil and gas sales	$12,117,169	$2,819,739
Oil and gas hedging	(8,044,979)	—

Total revenue	4,072,190	2,819,739

COSTS AND EXPENSES
Production	3,027,273	1,309,387
General and administrative	2,138,198	563,823
Depreciation, depletion and amortization	1,660,959	517,705
Accretion expense	7,770	12,332

Total costs and expenses	6,834,200	2,403,247

Net income (loss) from operations	$(2,762,010)	$416,492
OTHER INCOME (EXPENSE)
Other income	54,914	23,366
Interest income	127,226	102
Interest expense	(6,200,633)	(2,954,872)
Realized gain on marketable securities	—	—
Unrealized gain (loss) on marketable securities	(43,946)	—
Unrealized gain (loss) on derivative instruments	—	(40,806)

Total other expense, net	$(6,062,439)	$(2,972,210)

NET LOSS	$(8,824,449)	$(2,555,718)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on derivative instruments	(13,699,716)	(1,691,686)

Total comprehensive loss	$(22,524,165)	$(4,247,404)

NET LOSS PER SHARE – Basic and Diluted	$(0.26)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,453,335	31,641,960

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
REVENUES
Oil and gas sales	$21,015,007	$2,819,739
Oil and gas hedging	(10,549,134)	—

Total revenue	10,465,873	2,819,739

COSTS AND EXPENSES
Production	5,209,369	1,309,387
General and administrative	3,193,503	851,929
Depreciation, depletion and amortization	2,967,306	517,705
Accretion expense	15,305	12,332

Total costs and expenses	11,385,483	2,691,353

Net income (loss) from operations	(919,610)	128,386
OTHER INCOME (EXPENSE)
Other income	85,702	23,366
Interest income	297,580	860
Interest expense	(12,206,207)	(3,519,939)
Realized gain on marketable securities	7,054	—
Unrealized gain on marketable securities	35,032	—
Unrealized gain on derivative instruments	—	5,629

Total other expense, net	(11,780,839)	(3,490,084)

NET LOSS	$(12,700,449)	$(3,361,698)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on derivative instruments	(17,311,613)	(1,691,686)

Total comprehensive loss	$(30,012,062)	$(5,053,384)

NET LOSS PER SHARE – Basic and Diluted	$(0.37)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,430,671	31,514,831

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,700,449)	$(3,361,698)
Adjustments to reconcile net loss to net cash Used in operating activities
Share based compensation	1,259,809	205,371
Depreciation, depletion and amortization	2,967,306	517,705
Amortization of debt discount	318,422	426,999
Amortization of deferred loan costs	1,114,222	2,047,140
Loss (gain) on derivative instruments	6,274,147	(5,629)
Unrealized (gain) loss on marketable securities	(35,032)	—
Accretion expense	15,305	12,332
Changes in operating assets and liabilities
Cash – restricted	—	(1,131,107)
Accounts receivable, trade	(2,249,375)	(1,175,289)
Prepaid and other current assets	(209,131)	101,050
Accounts payable – trade	1,211,795	516,201
Accrued liabilities	4,808,541	368,263
Taxes payable	722,642	—
Royalties payable	1,509,607	508,440

Net cash provided by (used in) operating activities	5,007,809	(970,222)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved properties	(9,330,005)	(28,195,001)
Investment in unproved properties	—	(282,167)
Development costs incurred		(361,345)
Proceeds from disposal of unproved properties	78,398	—
Purchase of marketable securities	(8,180,563)	—
Proceeds from sale of marketable securities	15,144,096	—
Purchase of property and equipment, other	(217,525)	(40,760)

Net cash provided by (used in) investing activities	(2,505,599)	(28,879,273)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	3,525,871	31,713,224
Repayments of debt	(3,544,372)	(1,761,011)
Proceeds from notes to related parties	—	100,000
Deferred loan costs incurred	—	(170,000)

Net cash provided by (used in) financing activities	(18,501)	29,882,213
INCREASE IN CASH AND CASH EQUIVALENTS	2,483,709	32,718
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,014,455	123,678

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,498,164	$156,396

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	7,194,984	474,641
Cash paid for income taxes	—	—
NON-CASH ACTIVITIES
Unrealized gain/(loss) on derivative liability	(17,311,613)	(1,686,057)
Debt issued in lieu of cash interest	3,500,000	—
Warrants issued in conjunction with debt	—	2,687,797
Stock issued for note extension	—	190,000
Asset retirement obligation incurred	—	400,298
Stock issued in lieu of cash interest	—	93,750

BASELINE OIL & GAS CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Baseline Oil & Gas Corp. (“Baseline” or the “Company”) is an independent exploration and production company primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties onshore in the United States.

Basis of Presentation

The accompanying unaudited interim financial statements of Baseline have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with Baseline’s audited financial statements for the year ended December 31, 2007, and notes thereto, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Baseline’s 2007 annual financial statements have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Concentrations of credit risk

Baseline maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2008 and December 31, 2007, Baseline had approximately $7,315,793 and $4,774,678, in excess of FDIC insured limits, respectively. Baseline has not experienced any losses in such accounts.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Company is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, “Business Combinations”, however it retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of that date, with specified limited exceptions. Changes subsequent to that date are to be recognized in earnings, not goodwill. Additionally, SFAS 141 (R) requires costs incurred in connection with an acquisition be expensed as incurred. Restructuring costs, if any, are to be recognized separately from the acquisition. The acquirer in a business combination achieved in stages must also recognize the identifiable assets and liabilities, as well as the noncontrolling interests in the acquiree, at the full amounts of their fair values. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The Company will apply the requirements of SFAS 141(R) upon its adoption on January 1, 2009 and is currently evaluating whether SFAS 141(R) will have an impact on its financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Effective January 1, 2008, Baseline adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption resulted in additional disclosures as required by the pronouncement (See Note 4 – Fair Value Measurements) related to our fair value measurements for oil and gas derivatives and marketable securities but no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

NOTE 2 - ACQUISITIONS

On April 12, 2007, Baseline acquired producing oil and natural gas properties located in Stephens County, Texas, from Statex Petroleum I, L.P. and Charles W. Gleeson LP. The properties consist of a 100% working interest in approximately 5,200 acres in the Eliasville Field. The preliminary adjusted purchase price was $26.6 million. Upon execution of the Purchase and Sale Agreement Baseline paid a $1,000,000 non-refundable deposit credited against the purchase price. Baseline entered into an amendment to the agreement, whereby for an additional deposit of $300,000, the deadline to close on the purchase was extended. The effective date for the transfer of the assets was February 1, 2007. Baseline funded the adjusted purchase price, less the deposits previously paid, and a portion of the costs associated with the transaction through borrowings under a newly created credit agreement.

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

	As Reported	Pro Forma
Three months ended June 30, 2007
Revenues	$2,819,739	$9,975,746
Net Loss	(2,555,718)	(1,672,083)
Loss Per Share	(0.08)	(0.05)

	As Reported	Pro Forma
Six months ended June 30, 2007
Revenues	$2,819,739	$18,453,872
Net Loss	(3,361,698)	(4,275,334)
Loss Per Share	(0.11)	(0.14)

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

Based on the above, management has determined the swaps and collars noted qualify for cash-flow hedge accounting treatment. For the three months ended June 30, 2008 Baseline recognized a derivative liability of $32,421,940 with the change in fair value reflected in other comprehensive income/loss.

As of June 30, 2008 Baseline had the following hedge contracts outstanding:

Crude Oil Hedges (1)

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2008	Total Bbls 2009	Total Bbls 2010	Total Bbls 2011
Collar	Jul-08	Dec-08	$68.20	$74.20		60,000
Collar	Jul-08	Dec-08	$68.00	$79.81		30,000
Collar	Jan-09	Dec-09	$68.00	$74.05			42,000
Swap	Jan-09	Dec-09			$68.20		117,000
Swap	Jan-10	May-10			$68.20			47,500
Floor	Jul -08	Dec-08	$75.00			30,000
Floor	Jan-09	Dec-09	$75.00				48,000
Swaption	June-10	Dec-10		$73.20				49,000
Swaption	Jan-11	Dec-11		$73.20					84,000

						120,000	207,000	96,500	84,000

(1)	All indexed to NYMEX WTI Cushing Light Sweet Crude

Natural Gas Hedges (1)

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total MMBtu 2008	Total MMBtu 2009	Total MMBtu 2010	Total MMBtu 2011
Collar	Jul-08	Dec-08	$7.50	$7.83		440,000
Collar	Jan-09	Dec-09	$7.50	$8.44			660,000

						440,000	660,000	—	—

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

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs reflect Baseline’s judgments about the assumptions market participants would use in pricing the asset of liability since limited market data exists. Baseline develops these inputs based on the best information available, using internal and external data.

The following table presents Baseline’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of June 30, 2008:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$6,972,774	—	—	$6,972,774

	$6,972,774	—	—	$6,972,774

Liabilities:
Commodity derivatives	—	$32,421,940	—	$32,421,940

	—	$32,421,940	—	$32,421,940

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

NOTE 5 – DEBT

Total debt at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
Short term notes	$—	$65,006
Senior secured notes, net of discount	111,343,597	111,051,530
Convertible notes, net of discount	53,038,688	49,512,333
Revolving line of credit	299,037	252,532

	164,681,322	160,881,401
Less short term debt and current portion of long-term debt	(164,382,285)	(65,006)

Long-term debt	$299,037	$160,816,395

On October 1, 2007 Baseline completed a debt offering consisting of (i) $115 million aggregate principal amount of 12 1/2 % Senior Secured Notes due 2012 (the “Senior Secured Notes”) and (ii) $50 million in aggregate principal amount of 14% Senior Subordinated Convertible Notes due 2013 (the “Convertible Notes”). The bulk of the proceeds from these bond offerings were used to fund the purchase of the Blessing Field Properties, retire prior outstanding indebtedness and to pay fees and expenses related to the offerings.

Interest on the Senior Secured Notes is due semi-annually on April 1st and October 1st. The principal on the Senior Secured Notes is due on October 1, 2012. The Senior Secured Notes are subject to optional redemption beginning October 1, 2009 in the amount of 25% per quarter, at Baseline’s option and upon certain conditions being met. Upon a “Change of Control” (as defined in the indenture governing the Senior Secured Notes), Baseline must offer to repurchase the Senior Secured Notes at 101% of par, plus accrued unpaid interest. On August 8, 2008, by reason of a Change of Control (as reported by Baseline in its Current Report on Form 8-K filed with the SEC on July 23, 2008), Baseline commenced an offer to purchase for cash all of its Senior Secured Notes at a price equal to 101% of the principal amount tendered, if any, plus accrued and unpaid interest thereon up to, but excluding, the settlement date.

Interest on the Convertible Notes is payable semi-annually on April 1st and October 1st, with Baseline having the option of paying any interest in cash or, subject to certain conditions being met, as additional principal amounts under the Convertible

Notes, or PIK Notes. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.72 per share, or 1,389 shares of common stock for each $1,000 principal amount of the overlying Convertible Notes converted. In separate transactions occurring on July 17, 2008 and July 30, 2008, holders of the Convertible Notes converted all of the outstanding principal amount of the Convertible Notes, in the aggregate sum of $53.5 million ($50 million original principal plus $3.5 million additional principal amount in PIK notes issued April 1, 2008) into (i) 74,311,500 shares of Baseline’s common stock and (ii) 42,723,748 additional shares of Baseline’s common stock issued, at Baseline’s election, pursuant to the related conversion make-whole premium provided for under the Convertible Notes. Issuance of the above conversion shares of common stock, together with the make-whole payment, satisfied in full Baseline’s obligations under the Convertible Notes.

On October 1, 2007, Baseline also entered into a Credit Agreement with Wells Fargo Foothill, Inc. as arranger and administrative agent (the “Credit Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on Proved Developed Producing and Proved Developed Nonproducing reserves of Baseline minus certain reserves established by the administrative agent related to credit exposure created by other bank products, including 125% of the mark-to-market value of the hedge positions), and numerous conditions precedent and covenants, the Credit Agreement provides for a revolving commitment of up to $20 million, with a sublimit of $10 million for the issuance of letters of credit. Unless earlier repayment is required under the Credit Agreement, advances under the loan facility must be paid on or before October 1, 2010. As of June 30, 2008, Baseline had borrowed approximately $300,000 under the Credit Agreement, and had an additional $24,000 in outstanding letters of credit. Due to its positions carrying a mark-to-market liability calculated at $33.1 million as of June 30, 2008, Baseline had no additional credit availability under the Credit Agreement as of that date. Baseline’s oil and gas properties are pledged as collateral for under the Credit Agreement, as well as the Senior Notes and, before being converted, the Convertible Notes. Baseline has also agreed not to pay dividends on its common stock.

Under the Credit Agreement there is a minimum EBITDA test that becomes operative at the end of any quarter during which Baseline’s cash plus unused credit availability under its line of credit falls below $10 million at any time. This covenant has not yet been operative because Baseline’s combined cash position and unused credit availability at any measuring point has never fallen below the $10 million minimum, and stood at $13.7 million as of June 30, 2008. If Baseline fails to comply with this covenant, the lender has the right to refuse to advance additional funds under the facility and/or declare any outstanding principal and interest immediately due and payable.

Under the indentures governing the Senior Secured Notes and the Convertible Notes, Baseline is required to maintain debt/EBITDA ratios below defined thresholds beginning March 31, 2008. Certain non-recurring items such as gains and losses from asset sales, gains and losses from discontinued operations, changes in accounting methods and similar items are excluded from the determination of LTM EBITDA under the bond indentures. Direct revenues and expenses from any acquired assets for the trailing twelve month period are included in the determination of EBITDA under the bond indentures. Specifically, Baseline is required to maintain a ratio of senior secured indebtedness to last twelve months of EBITDA ratio below 4.8 as of June 30, 2008. The actual ratio was determined to be 5.3 as of that date. Baseline is also required to maintain a ratio of total indebtedness to last twelve months of EBITDA ratio below 6.8 as of June 30, 2008. The actual ratio was determined to be 8.1 as of that date. As a result, Baseline is in default of each of these covenants for the quarter ended June 30, 2008. By reason of the foregoing, the Senior Secured Notes and Convertible Notes have been reflected as a current liabilities in the accompanying financial statements.

Baseline is also required to, and did, limit its capital expenditures below a defined threshold starting with the quarter ending December 31, 2007, and will be required to limit capital expenditures below defined thresholds on an annual basis starting December 31, 2008.

NOTE 6 – OPTION GRANTS

On April 22, 2008, Baseline granted to its employees options to purchase up to 375,000 shares of its common stock at $0.50 per share. Such options vest in various amounts through April 22, 2010. The stock options have a five year term expiring on April 22, 2013. The options were valued using the Black-Sholes model with the following assumptions: $0.34 quoted stock price; $0.50 exercise price; 142% volatility; 3 year estimated life; zero dividends; 2.43% discount rate. The fair value of these options was $102,326.

On June 19, 2008, Baseline granted to its Chief Executive Officer, Thomas R. Kaetzer, an option to purchase up to 3,000,000 shares of its common stock, immediately exercisable at $0.40 per share, in recognition of Mr. Kaetzer’s performance and achievement to date. Such options vested on the grant date. The stock options have a five year term expiring on June 19, 2013. The options were valued using the

Black-Sholes model with the following assumptions: $0.40 quoted stock price; $0.40 exercise price; 141% volatility; 2.5 year estimated life; zero dividends; 3.28% discount rate. The fair value of these options was $900,386.

A summary of stock option transactions follow:

	Weighted Average Exercise Price	Number of Options
Balance January 1, 2008	$0.40	9,265,000
Granted	0.41	3,375,000
Exercised	0.05	(62,500)

Balance June 30, 2008	$0.41	12,577,500

The weighted average remaining contractual term of the options is 3.37 years. The intrinsic value of the exercisable options at June 30, 2008 was $2,088,400.

NOTE 7 – SUBSEQUENT EVENTS

On July 14, 2008, Baseline filed a Certificate of Amendment with the Secretary of State of Nevada which amended our Articles of Incorporation to increase the number of authorized shares of common stock, from 140,000,000 shares to 300,000,000 shares. The Certificate of Amendment became effective upon filing.

During July 2008, a group of related investors acquired all of Baseline’s outstanding Convertible Notes and gave notice of their intent to convert all of such debt into common stock. Accordingly, Baseline issued to the investors a total of 74,311,500 shares of its common stock, together with 42,723,748 additional shares of its common stock under the related conversion make-whole premium, resulting in the investors beneficially holding as of July 30, 2008 approximately 77.25% of Baseline’s issued and outstanding common stock, and constituting a change in the controlling interest of Baseline (the “Change of Control”).

On August 8, 2008, by reason of the Change of Control, Baseline commenced an offer to purchase for cash all of its Senior Secured Notes at a price equal to 101% of the principal amount of the Senior Secured Notes tendered prior to the close of business on September 5, 2008, which date may be extended, plus all accrued and unpaid interest thereon up to, but excluding, the settlement date.

In addition to the offer, on August 8, 2008 Baseline commenced a consent solicitation of the holders of the Senior Secured Notes to amend the indenture governing the Senior Secured Notes and other collateral agreements identified and defined therein. The proposed amendments would, among other things, (i) eliminate or modify substantially all of the restrictive covenants, certain events of default and related provisions contained in the indenture and (ii) limit the rights of the holders of the Senior Secured Notes under (unless terminated) the Intercreditor Agreement, dated October 1, 2007, among Baseline, Wells Fargo Foothill, Inc. and The Bank of New York and, consequently the practical benefit of the liens securing the Senior Secured Notes. To effect these proposed amendments, Baseline must receive consents from holders of at least a majority of the outstanding principal amount of the Senior Secured Notes. If consents in excess of 75% of the outstanding principal amount of the Senior Secured Notes are obtained, the proposed amendments would also modify the indenture to release the security interest granted thereby in all property securing the Senior Secured Notes and terminate the Intercreditor Agreement and the other Collateral Agreements (as defined in the indenture). By consenting to the proposed amendments, holders of the Senior Secured Notes will also agree to waive any future defaults under the indenture with respect to the covenants and the events of default that would be deleted if the requisite consents are obtained. The proposed amendments constitute a single proposal and holders may not consent selectively with respect to certain of the proposed amendments. As an incentive to holders of the Senior Secured Notes, Baseline will pay a consent payment equal to 2% of principal amount of the Senior Secured Notes for which consents are validly delivered under the consent solicitation prior to the close of business on August 21, 2008, which date may be extended. No consent payment will be made if consents are received from holders of less than a majority of the outstanding principal amount of the Senior Secured Notes.

The total amount of funds required to purchase all of the outstanding Senior Secured Notes pursuant to the Change of Control Offer (including payment of accrued and unpaid interest and assuming, for purposes thereof, that the expiration date of September 5, 2008 is not extended) and to pay the consent payment with respect to all of the outstanding Senior Secured Notes is approximately $124,759,028.

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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources for 2008 are cash, short-term cash equivalent investments on hand, internally generated cash flows from operations and committed credit facilities. As of June 30, 2008, we still held approximately $7.1 million in proceeds remaining from our October 1, 2007 issuance of (i) $115 million aggregate principal amount of 12 1/2% Senior Secured Notes due 2012 (the “Senior Secured Notes”) and (ii) $50 million in aggregate principal amount of 14% Senior Subordinated Convertible Notes due 2013 (the “Convertible Notes”). The bulk of the proceeds from these bond offerings were used to fund the purchase of the Blessing Field Properties, retire prior outstanding indebtedness and to pay fees and expenses related to the offerings.

Interest on our Senior Secured Notes is due semi-annually on April 1st and October 1st. The principal on the Senior Secured Notes is due on October 1, 2012. The Senior Secured Notes are subject to optional redemption beginning October 1, 2009 in the amount of 25% per quarter, at our option and upon certain conditions being met. Upon a “Change of Control” (as defined in the indenture governing the Senior Secured Notes), Baseline must offer to purchase the Senior Secured Notes at 101% of par, plus accrued unpaid interest. On August 8, 2008, by reason of a Change of Control (as reported by us in its Current Report on Form 8-K filed with the SEC on July 23, 2008), we commenced an offer to purchase for cash all of our Senior Secured Notes at a price equal to 101% of the principal amount tendered, if any, prior to the close of business on September 5, 2008, which date may be extended, plus all accrued and unpaid interest thereon up to, but excluding, the settlement date.

In addition to the above Change of Control Offer, on August 8, 2008 we commenced a consent solicitation of the holders of our Senior Secured Notes to amend the indenture governing the Senior Secured Notes and other collateral agreements identified and defined therein. The proposed amendments would, among other things, (i) eliminate or modify substantially all of the restrictive covenants, certain events of default and related provisions contained in the indenture and (ii) limit the rights of the holders of the Senior Secured Notes under (unless terminated) the Intercreditor Agreement, dated October 1, 2007, among Baseline, Wells Fargo Foothill, Inc. and The Bank of New York and, consequently the practical benefit of the liens securing the Senior Secured Notes. To effect these proposed amendments, Baseline must receive consents from holders of at least a majority of the outstanding principal amount of the Senior Secured Notes. If consents in excess of 75% of the outstanding principal amount of the Senior Secured Notes are obtained, the proposed amendments would also modify the indenture to release the security interest granted thereby in all property securing the Senior Secured Notes and terminate the Intercreditor Agreement and the other Collateral Agreements (as defined in the indenture). By consenting to the proposed amendments, holders of the Senior Secured Notes will also agree to waive any future defaults under the indenture with respect to the covenants and the events of default that would be deleted if the requisite consents are obtained. The proposed amendments constitute a single proposal and holders may not consent selectively with respect to certain of the proposed amendments. As an incentive to holders of the Senior Secured Notes to deliver consents, we have agreed to pay a consent payment equal to 2% of principal amount of the Senior Secured Notes for which consents are validly delivered under the consent solicitation prior to the close of business on August 21, 2008, which date may be extended. No consent payment will be made if consents are received from holders of less than a majority of the outstanding principal amount of the Senior Secured Notes.

The total amount of funds required to purchase all of the outstanding Senior Secured Notes pursuant to the Change of Control Offer (including payment of accrued and unpaid interest and assuming, for purposes thereof, that the expiration date of September 5, 2008 is not extended) and to pay the consent payment with respect to all of the outstanding Senior Secured Notes is approximately $124,759,028. We expect to obtain such funds from any of several sources, including cash on hand, existing or new credit facilities or commitments, and the possible private placement of our equity or debt securities. We retain the right to alter these sources. However, financing is not a condition to the Change of Control Offer and we are not assured of obtaining such financing.

Interest on the Convertible Notes is payable semi-annually on April 1st and October 1st, with Baseline having the option of paying any interest in cash or, subject to certain conditions being met, as additional principal amounts under the Convertible Notes, or PIK Notes. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.72 per share, or 1,389 shares of common stock for each $1,000 principal amount of the overlying Convertible Notes converted. In separate transactions occurring on July 17, 2008 and July 30, 2008, holders of the Convertible Notes converted all of the outstanding principal amount of the Convertible Notes, in the aggregate sum of $53.5 million ($50 million original principal plus $3.5 million additional principal amount in PIK notes issued April 1, 2008) into (i) 74,311,500 shares of Baseline’s common stock and (ii) 42,723,748 additional shares of Baseline’s common stock issued, at Baseline’s election, pursuant to the related conversion make-whole premium provided for under the Convertible Notes. Issuance of the above conversion shares of common stock, together with the make-whole payment, satisfied in full the Company’s obligation under the Convertible Notes.

Also on October 1, 2007, we entered into a Credit Agreement with Wells Fargo Foothill, Inc. as arranger and administrative agent (the “Credit Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on Proved Developed Producing and Proved Developed Nonproducing reserves of our Company minus certain reserves established by the administrative agent related to credit exposure created by other bank products, including 125% of the mark-to-market value of the hedge positions, if such mark-to-market value is negative), and numerous conditions precedent and covenants, the Credit Agreement provides for a revolving commitment of up to $20 million, with a sublimit of $10 million for the issuance of letters of credit. Unless earlier repayment is required under the Credit Agreement, advances under the loan facility must be paid on or before October 1, 2010. As of June 30, 2008, we had borrowed approximately $300,000 under the Credit Agreement, and had an additional $24,000 in outstanding letters of credit. Due to our positions carrying a mark-to-market liability calculated at $33.1 million as of June 30, 2008, we had no additional credit availability under the Credit Agreement as of this date. Our oil and gas properties are pledged as collateral for under the Credit Agreement, as well as the Senior Notes and, before being converted, the Convertible Notes. We have also agreed not to pay dividends on our common stock.

Under our Credit Agreement there is a minimum EBITDA test that becomes operative at the end of any quarter during which our cash plus unused credit availability under our line of credit falls below $10 million at any time. This covenant has not yet been operative because our combined cash position and unused credit availability at any measuring point has never fallen below the $10 million minimum, and stood at $13.7 million as of June 30, 2008. If we fail to comply with this covenant, the lender has the right to refuse to advance additional funds under the facility and/or declare any outstanding principal and interest immediately due and payable.

Under the indentures governing the Senior Secured Notes and Convertible Notes, we are required to maintain debt/LTM EBITDA ratios below defined thresholds beginning March 31, 2008. Certain non-recurring items such as gains and losses from asset sales, gains and losses from discontinued operations, changes in accounting methods and similar items are excluded from the determination of EBITDA under the bond indentures. Direct revenues and expenses from any acquired assets for the trailing twelve month period are included in the determination of EBITDA under the bond indentures. Specifically, we are required to maintain a ratio of senior secured indebtedness to last twelve months of EBITDA ratio below 4.8 as of June 30, 2008 and our actual ratio was determined to be 5.3 as of that date. We are also required to maintain a ratio of total indebtedness to last twelve months of EBITDA ratio below 6.8 as of June 30, 2008 and our actual ratio was determined to be 8.1 as of that date. As a result, Baseline is in default of each of these covenants for the quarter ended June 30, 2008. We are also required to, and did, limit our capital expenditures below a defined threshold starting with the quarter ending December 31, 2007, and will be required to limit capital expenditures below defined thresholds on an annual basis starting December 31, 2008.

Under the indenture governing the Senior Secured Notes, we are also required to maintain a proved reserve PV10/senior secured debt ratio above a threshold of 1.40 beginning June 30, 2008, and our actual ratio was still being determined as of the date of the filing of this quarterly report. Under certain conditions, we are required to offer to retire a portion of the Senior Secured Notes at 101% of par value using excess cash flow as defined under the Senior Secured Notes indenture, starting December 31, 2007. Management believes that such offer will be required for the period ending June 30, 2008.

By virtue of the remaining proceeds received from the sale of the Senior Secured Notes and Convertible Notes and our cash flow from operations, management believes that the Company has sufficient capital to satisfy its cash requirements, including the funding of our 2008 capital budget.

Results of Operations

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

We produced 61,800 barrels of oil and 358.2 million cubic feet of natural gas during the second quarter of 2008, and received an average price of $123.08 per barrel and $12.59 per thousand cubic feet respectively, or $16.62 per mcfe. This resulted in total oil and gas sales revenue for the quarter of $12.1 million, before the effects of hedging. Oil and gas hedging revenue totaled ($8.0) million during the quarter, of which cash settlements paid to our counterparties under our commodity price hedging contracts totaled ($3.0) million. Cash settlements paid to hedge counterparties totaled $4.06 per mcfe during the second quarter. During the second quarter of 2007, we produced 44,100 barrels of oil and 6.8 million cubic feet of natural gas, and received $63.45 per barrel and $3.24 per thousand cubic feet respectively, or $10.39 per mcfe. This resulted in oil and gas sales revenue for that quarter of $2.8 million. We had no oil and gas hedging revenue during the second quarter of 2007.

Our production expenses totaled $3.0 million during the second quarter. Of this total, $689,000 was for severance taxes, $1.9 million for lease operating expenses, $207,000 for ad valorem taxes and $182,000 for field office expenses. Our total production expenses equaled $4.15 per mcfe during the second quarter, while our lease operating expenses equaled $2.56 per mcfe. Our corresponding production expenses during the second quarter of 2007 totaled $1.3 million of which $131,000 was for severance taxes and $1.1 million was for lease operating expense. These production expenses equaled $4.83 per mcfe, with lease operating expenses equaling $3.88 per mcfe.

Our capital expenditures totaled $7.0 million during the second quarter, with drilling ($4.3 million), production and well equipment ($2.0 million) and recompletions ($689,000) making up this total. Capital expenditures during the second quarter of 2007 totaled $360,000, with recompletions ($242,000) and production and well equipment ($118,000) making up this total.

Our general and administrative expenses were $2.1 million during the second quarter, of which $1.1 million was non-cash. The major components of this total included salaries and benefits of $1.4 million (including $1.1 million of non-cash stock based compensation), consulting and professional fees of $325,000 and office expenses of $275,000. Our general and administrative expenses equated to $2.93 per mcfe. By comparison, our general and administrative expenses totaled $564,000 during the second quarter of 2007, the period during which we completed the acquisition of our Eliasville Field Properties and conducted our first oil and natural gas production activities. The major components of this expense category were consulting and professional fees of $252,000, salaries and benefits of $157,000 and office expenses of $155,000. Our general and administrative expenses were $2.08 per mcfe during that period

Our interest expenses totaled $6.2 million during the second quarter, of which $5.5 million was comprised of interest on our Senior Secured Notes ($3.6 million, to be paid in cash when due) and Convertible Notes ($1.9 million, to be paid-in-kind when due), both of which are described below. Another $631,000 consisted of amortization of issuance costs for these two bond issues and $162,000 was for amortization of debt discounts on the same two bond issues. Our interest expenses totaled $3.0 million during the second quarter of 2007. Included in this amount were $1.8 million of amortization of deferred loan costs, $971,000 of interest and $142,000 of amortization of debt discount.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

We produced 124,700 barrels of oil and 667.4 million cubic feet of natural gas during the first half of 2008, and received an average price of $109.67 per barrel and $11.00 per thousand cubic feet respectively, or $14.85 per mcfe. This resulted in total oil and gas sales revenue for the first half of $21.0 million, before the effects of hedging. Oil and gas hedging revenue totaled ($10.5) million during the first half of 2008, of which cash settlements paid to our counterparties under our commodity price hedging contracts totaled ($4.3) million. Cash settlements paid to hedge counterparties totaled $3.02 per mcfe during the first six months of 2008. During the first half of 2007, we produced 44,100 thousand barrels of oil and 6.8 million cubic feet of natural gas, and received $63.45 per barrel and $3.24 per thousand cubic feet respectively, or $10.39 per mcfe. This resulted in oil and gas sales revenue for that six month period of $2.8 million. We had no oil and gas hedging revenue during the first half of 2007.

Our production expenses totaled $5.2 million during the first half of 2008. Of this total, $1.2 million was for severance taxes, $3.3 million for lease operating expenses, $270,000 for ad valorem taxes and $329,000 for field office expenses. Our total production expenses equaled $3.68 per mcfe during the first six months of 2008, while our lease operating expenses equaled $2.36 per mcfe. Our corresponding production expenses during the first half of 2007 totaled $1.3 million of which $131,000 was for severance taxes and $1.1 million was for lease operating expense. These production expenses equaled $4.83 per mcfe, with lease operating expenses equaling $3.88 per mcfe.

Our capital expenditures totaled $9.3 million during the first half of 2008, with drilling ($5.4 million), production and well equipment ($2.5 million) and recompletions ($1.5 million) making up this total. Capital expenditures during the first half of 2007 totaled $360,000, with recompletions ($242,000) and production and well equipment ($118,000) making up this total.

Our general and administrative expenses were $3.2 million during the first half of 2008, of which $1.3 million was non-cash. The major components of this total included salaries and benefits of $2.0 million (including $1.3 million of non-cash stock based compensation), consulting and professional fees of $650,000 and office expenses of $472,000. Our G&A expense equated to $2.26 per mcfe. By comparison, our general and administrative expenses totaled $852,000 during the first half of 2007, the period during which we completed the acquisition of our Eliasville Field Properties and conducted our first oil and natural gas production activities. The major components of this expense category were loan fees of $401,000, consulting and professional fees of $290,000 and office expenses of $161,000. The first half of 2007 G&A expense equated to $3.14/mcfe.

Our interest expenses totaled $12.2 million during the first half of 2008, of which $10.8 million was comprised of interest on our Senior Secured Notes ($7.2 million, to be paid in cash when due) and Convertible Notes ($3.6 million, anticipated to be paid-in-kind when due), both of which are described below. Another $1.1 million consisted of amortization of issuance costs for these two bond issues and $318,000 was for amortization of debt discounts on the same two bond issues. Our interest expenses totaled $3.5 million during the first half of 2007. Included in this amount were $2.0 million of amortization of deferred loan costs, $1.0 million of interest and $427,000 of amortization of debt discount.

Item 4T.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the three-month period covered by this quarterly report on Form 10-Q was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2008, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Based upon the adoption and implementation by us of policies and procedures during the quarter ended March 31, 2008 and the beginning of the current quarter, no material weaknesses in internal control over financial reporting existed as of the end of the quarter ended June 30, 2008. Remedial actions taken by our management and board of directors included the appropriate segregation of duties surrounding the certain financial transactions, our adoption of a Code of Business Conduct and Ethics; our adoption of a formal delegation of authority regarding the expenditure of Company funds; the modification of our analytical procedures to ensure the accurate, timely and complete reconciliation of all major accounts; and our implementation of formal processes requiring periodic self-assessments, independent tests, and reporting of our personnel’s adherence to our Company’s ethical requirements and accounting policies and procedures.

We note, however, that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Aside from certain remedial steps taken at the beginning of the current quarter, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2008, we granted to our employees options to purchase up to 375,000 shares of our common stock at an exercise price of $0.50 per share. Such options vest in various amounts through April 22, 2010. Such options vested on the grant date.

On June 19, 2008, we granted to our Chief Executive Officer, Thomas R. Kaetzer, an option to purchase up to 3,000,000 shares of our common stock, exercisable at $0.40 per share (equal to the then market price of our common stock, as reported by the OTC Bulletin Board on June 19, 2008) in recognition of Mr. Kaetzer’s performance and achievement to date.

The granting of the foregoing options were exempt from the registration requirements of the Securities Act under 4(2) of the Securities Act of 1933, as amended.

Item 3	Defaults Upon Senior Securities

12 1/2 % Senior Secured Notes due 2012

Under the indenture dated October 1, 2007 under which our Senior Secured Notes were issued, we are required to maintain debt/LTM EBITDA ratios below defined thresholds beginning March 31, 2008. Certain non-recurring items such as gains and losses from asset sales, gains and losses from discontinued operations, changes in accounting methods and similar items are excluded from the determination of EBITDA under the indenture and direct revenues and expenses from any acquired assets for the trailing twelve month period are included in the determination of EBITDA under the indenture.

As of June 30, 2008, our ratio of senior secured indebtedness to the last twelve months of EBITDA was determined to be 5.3, in breach of our obligation to maintain this ratio below 4.8 as of June 30, 2008. We are also required to maintain a ratio of total indebtedness to the last twelve months of EBITDA ratio below 6.8 as of June 30, 2008. Our actual ratio of total secured indebtedness to the last twelve months of EBITDA was determined to be 8.1 as of that date, also in breach of that Senior Secured Note covenant.

The above defaults under the indenture covenants entitles holders of at least 25% of the aggregate outstanding principal amount of the Senior Secured Notes to declare the principal amount of all Senior Secured Notes, together with any accrued and unpaid interest thereon, immediately due and payable. As part of our consent solicitation of the holders of our Senior Secured Notes we asked them to waive any future defaults under the indenture with respect to the covenants and the events of default that would be deleted if the requisite consents are obtained. In compliance with the notice provisions of the Senior Secured Notes, we shall also provide timely notice to the noteholders of the occurrence of such defaults.

Credit Agreement.

As previously reported by us in our Current Report on Form 8-K filed with the SEC on July 23, 2008, investors under common control acquired beneficial ownership in excess of 20% of our outstanding common stock, effecting a “Change of Control” as defined in the Credit Agreement, which, in turn, constitutes an Event of Default under the Credit Agreement. In addition, our current failure to satisfy the required ratios under the Senior Secured Note indenture also constitutes an Event of Default under the cross-default provisions of the Credit Facility.

An Event of Default under the Credit Agreement entitles the lenders, at their election, among other actions (i) to declare any of our monetary obligations immediately due and payable, (ii) to cease advancing money or extending credit to us, and/or (iii) to terminate the Credit Agreement. To date, there has been no election or demand made by the lenders with respect to any of their remedies or rights available under the Credit Agreement.

In accordance with the Credit Agreement, we have notified Wells Fargo Foothill, Inc., as Administrative Agent under the Credit Agreement, of the Change of Control occasioned by the acquisition and subsequent conversion of our Convertible Notes and the cross-default occasioned by the breach of the indenture covenants, requesting that a waiver be granted with respect to such defaults. We are presently in discussions with the Administrative Agent regarding the granting of such a waiver. Other than temporary advances associated with settlement of current hedging activities, we have no borrowings currently outstanding under the Credit Agreement. We also have a $24,000 letter of credit issued under the Credit Agreement.

Item 6	Exhibits

Exhibit No.	Description

10.1	Option Agreement, dated June 19, 2008, between the Company and Thomas Kaetzer

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008	Baseline Oil & Gas Corp.

	By:	/s/ Thomas R. Kaetzer
Thomas R. Kaetzer,
Chief Executive Officer