Form 10-Q
period 2008-09-30
Baseline Oil & Gas Corp.
filed 2008-11-14
CIK 1291983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from              to

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

At November 10, 2008, Issuer had 151,497,530 shares of common stock, $.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BASELINE OIL & GAS CORP.

BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,638,722	$5,014,455
Short term investments—trading securities	—	13,901,275
Accounts receivable	3,544,912	3,774,033
Deferred loan Costs	390,300	2,310,975
Prepaid and other current assets	997,612	111,884

Total current assets	19,571,546	25,112,622

OIL AND NATURAL GAS PROPERTIES—using successful efforts method of accounting
Proved properties	142,878,910	128,381,629
Unproved properties	8,416,268	8,475,666

Less accumulated depletion, depreciation and amortization	(6,245,425)	(1,823,233)

Oil and natural gas properties, net	145,049,753	135,034,062

Other assets	37,939	15,989
Deferred loan costs, net of accumulated amortization of $21,349,051 and $6,390,283, respectively	—	13,038,093
Other property and equipment, net of accumulated depreciation of $75,160 and $17,519, respectively	384,337	184,551

TOTAL ASSETS	$165,043,575	$173,385,317

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,252,710	$2,151,549
Accrued interest	7,187,500	5,466,250
Accrued expenses	2,101,764	326,886
Royalties payable	4,865,583	3,827,901
Short term debt and current portion of long-term debt	118,450,017	65,006
Derivative liabilities—short term	4,672,105	3,076,709

Total current liabilities	141,529,679	14,914,301

Long term debt, net of discount of $0 and $4,436,137, respectively	—	160,816,395
Asset retirement obligations	306,266	282,947
Derivative liability—long term	6,970,709	5,759,471

Total liabilities	148,806,654	181,773,114

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value per share; 300,000,000 shares authorized; 151,497,530 and 34,408,006 shares issued and outstanding, respectively	151,498	34,408
Additional paid-in capital	105,884,725	33,617,266
Accumulated other comprehensive loss	(7,416,198)	(7,362,151)
Accumulated deficit	(82,383,104)	(34,677,320)

Total stockholders’ equity (deficit)	16,236,921	(8,387,797)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$165,043,575	$173,385,317

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2008	2007
REVENUES
Oil and gas sales	$10,723,245	$3,246,129
Oil and gas hedging	1,121,955	(467,812)

Total revenue	11,845,200	2,778,317

COSTS AND EXPENSES
Production	2,942,919	1,549,383
General and administrative	1,381,146	1,699,289
Depreciation, depletion and amortization	1,512,527	322,061
Accretion expense	8,014	12,332

Total costs and expenses	5,844,606	3,583,065

Net income (loss) from operations	$6,000,594	$(804,748)

OTHER INCOME (EXPENSE)
Other income	35,146	1,501
Interest income	178,574	—
Interest expense	(5,289,717)	(1,400,336)
Loss on conversion of debt	(35,840,649)	—
Realized and unrealized loss on marketable securities	(89,283)	—
Unrealized gain on derivative instruments	—	26,570

Total other expense, net	$(41,005,929)	$(1,372,265)

NET LOSS	$(35,005,335)	$(2,177,013)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on derivative instruments	17,257,566	(90,031)

Total comprehensive loss	$(17,747,769)	$(2,267,044)

NET LOSS PER SHARE—Basic and Diluted	$(0.27)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	127,335,029	33,172,691

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
REVENUES
Oil and gas sales	$31,738,252	$6,065,868
Oil and gas hedging	(9,427,179)	(467,812)

Total revenue	22,311,073	5,598,056

COSTS AND EXPENSES
Production	8,152,288	2,858,770
General and administrative	4,574,649	2,551,218
Depreciation, depletion and amortization	4,479,833	839,766
Accretion expense	23,319	24,664

Total costs and expenses	17,230,089	6,274,418

Net Income (loss) from operations	$5,080,984	$(676,362)

OTHER INCOME (EXPENSE)
Other income	120,848	24,867
Interest income	476,154	860
Interest expense	(17,495,924)	(4,920,275)
Loss on conversion of debt	(35,840,649)	—
Realized loss on marketable securities	(47,197)	—
Unrealized gain on derivative instruments	—	32,199

Total other expense, net	(52,786,768)	(4,862,349)

NET LOSS	$(47,705,784)	$(5,538,711)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on derivative instruments	(54,047)	(1,781,717)

Total comprehensive loss	$(47,759,831)	$(7,320,428)

NET LOSS PER SHARE—Basic and Diluted	$(0.73)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	65,624,835	32,069,998

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,705,784)	$(5,538,711)
Adjustments to reconcile net loss to net cash
Used in operating activities
Share based compensation	1,436,261	1,134,020
Stock issued for consulting services	—	300,000
Depreciation, depletion and amortization	4,479,833	839,766
Amortization of debt discount	476,334	426,999
Amortization of deferred loan costs	2,258,732	2,554,452
Loss on derivative instruments	2,752,587	377,533
Loss on conversion of debt	35,840,649	—
Loss on sale of short term investments	47,197	—
Accretion expense	23,319	24,664
Changes in operating assets and liabilities
Accounts receivable	229,121	(1,397,981)
Prepaid and other current assets	(907,678)	134,611
Accounts payable	2,101,161	1,273,831
Accrued interest	7,486,728	512,316
Accrued expenses	1,774,878	—
Royalties payable	1,037,682	584,148

Net cash provided by operating activities	11,331,020	1,225,648
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	—	(1,277,625)
Investment in proved properties	(15,045,281)	(28,943,470)
Investment in unproved properties	—	(493,530)
Proceeds from disposal of unproved properties	59,398	—
Property acquisition deposit incurred	—	(2,500,000)
Deferred acquisition costs incurred	—	(499,374)
Purchase of marketable securities	(10,563,674)	—
Proceeds from sale of marketable securities	24,417,752	—
Purchase of property and equipment, other	(257,427)	(51,585)

Net cash used in investing activities	(1,389,232)	(33,765,584)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	6,471,546	35,150,724
Repayments of debt	(6,789,067)	(2,307,668)
Deferred loan costs incurred	—	(345,000)

Net cash provided by (used in) financing activities	(317,521)	32,498,056
INCREASE IN CASH AND CASH EQUIVALENTS	9,624,267	(41,880)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,014,455	123,678

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,638,722	$81,798

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	7,196,062	1,294,403
Cash paid for income taxes	—	—
NON-CASH ACTIVITIES
Unrealized loss on derivative liability	(54,047)	(1,781,717)
Debt issued in lieu of cash interest	3,500,000	—
Stock issued in lieu of cash interest		149,099
Stock issued on conversion of debt	53,041,544	250,000
Stock issued for make whole premium	17,906,744	—
Warrants issued in conjunction with debt	—	3,050,850
Overriding royalty interest granted in conjunction with debt	—	2,678,000
Stock issued for note extension	—	190,000
Asset retirement obligation incurred	—	438,447

BASELINE OIL & GAS CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentrations of credit risk

Baseline maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2008 and December 31, 2007, Baseline had approximately $7,433,499 and $4,774,678, in excess of FDIC insured limits, respectively. Baseline has not experienced any losses in such accounts.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS 162), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS 162 will result in a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Company is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Effective January 1, 2008, Baseline adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption resulted in additional disclosures as required by the pronouncement (See Note 5 – Fair Value Measurements) related to our fair value measurements for oil and gas derivatives and marketable securities but no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. On October 31, 2008, the Company completed a restructuring of its debt. As a result of such restructuring, the majority of its debt will mature on June 15, 2009. The future of the Company is dependent on its ability to obtain addition capital through debt or equity offerings or the sale of oil and natural gas properties. Given the current instability in the financial and equity markets and current oil and natural gas pricing levels there is no assurance that the Company will be able to raise the capital needed.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 – ACQUISITIONS

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

	As Reported	Pro Forma
Three months ended September 30, 2007
Revenues	$3,246,129	$10,376,939
Net Loss	(2,177,013)	(1,508,829)
Loss Per Share	(0.07)	(0.05)

	As Reported	Pro Forma
Nine months ended September 30, 2007
Revenues	$6,065,868	$28,830,811
Net Loss	(5,538,711)	(611,393)
Loss Per Share	(0.017)	(0.02)

NOTE 4 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Baseline utilizes hedge accounting for our cash flow hedges, which include our collars, swaps and floors. For the three months ended September 30, 2008 Baseline recognized a derivative liability of $11,642,814 with the change in fair value reflected in other comprehensive income/loss. Realized hedge losses totaled $6,674,592 for the nine months ended September 30, 2008.

As of September 30, 2008 Baseline had the following hedge contracts outstanding:

Crude Oil Hedges (1)

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2008	Total Bbls 2009	Total Bbls 2010	Total Bbls 2011
Collar	Oct-08	Dec-08	$68.20	$74.20		30,000
Collar	Oct-08	Dec-08	$68.00	$79.81		15,000
Collar	Jan-09	Dec-09	$68.00	$74.05			42,000
Swap	Jan-09	Dec-09			$68.20		117,000
Swap	Jan-10	May-10			$68.20			47,500
Floor	Oct-08	Dec-08	$75.00			15,000
Floor	Jan-09	Dec-09	$75.00				48,000
Swaption	June-10	Dec-10		$73.20				49,000
Swaption	Jan-11	Dec-11		$73.20					84,000

						60,000	207,000	96,500	84,000

(1)	All indexed to NYMEX WTI Cushing Light Sweet Crude

Natural Gas Hedges (1)

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total MMBtu 2008	Total MMBtu 2009	Total MMBtu 2010	Total MMBtu 2011
Collar	Oct-08	Dec-08	$7.50	$7.83		210,000
Collar	Jan-09	Dec-09	$7.50	$8.44			660,000

						210,000	660,000	—	—

(1)	All indexed to inside FERC Houston Ship Channel

NOTE 5 – FAIR VALUE MEASUREMENTS

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

The following table presents Baseline’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of September 30, 2008:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Commodity derivatives	—	$11,642,814	—	$11,642,814

	—	$11,642,814	—	$11,642,814

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

NOTE 6 – DEBT

Total debt at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007
Short term notes	$—	$65,006
Senior secured notes, net of discount	118,450,00	111,051,530
Convertible notes, net of discount	—	49,512,333
Revolving line of credit	17	252,532

	118,450,017	160,881,401
Less short term debt and current portion of long-term debt	(118,450,017)	(65,006)

Long-term debt	$—	$160,816,395

On October 1, 2007 Baseline completed a debt offering consisting of $115 million aggregate principal amount of 12  1/2 % Senior Secured Notes due 2012 (the “Senior Secured Notes”) and $50 million in aggregate principal amount of 14% Senior Subordinated Convertible Notes due 2013 (the “Convertible Notes”). The bulk of the proceeds from these bond offerings were used to fund the purchase of the Blessing Field Properties, retire prior outstanding indebtedness and to pay fees and expenses related to the offerings.

Interest on the Senior Secured Notes was due semi-annually on April 1st and October 1st. The principal on the Senior Secured Notes was due on October 1, 2012. The Senior Secured Notes were subject to an optional redemption beginning October 1, 2009 in the amount of 25% per quarter, at Baseline’s option and upon certain conditions being met. Upon a “Change of Control” (as defined in the indenture governing the Senior Secured Notes), the Senior Secured Notes could be put back to us at 101% of par, plus accrued unpaid interest.

Interest on the Convertible Notes was payable semi-annually on April 1st and October 1st, with Baseline having the option of paying any interest in cash or, subject to certain conditions being met, as additional principal amounts under the Convertible Notes, or PIK Notes. On April 1, 2008, Baseline elected to issue PIK notes to the holders of the Convertible Notes for interest payable for the period from October 1, 2007 through March 31, 2008 in the amount of $3,500,000. The Convertible Notes were convertible into shares of our common stock at an initial conversion price of $0.72 per share, or 1,389 shares of common stock for each $1,000 principal amount of the Convertible Notes converted.

On October 1, 2007, Baseline also entered into a Credit Agreement with Wells Fargo Foothill, Inc. (the “Credit Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on Proved Developed Producing and Proved Developed Nonproducing reserves of Baseline minus certain reserves established by the administrative agent related to credit exposure created by other bank products, including 125% of the mark-to-market value of the hedge positions), and numerous conditions precedent and covenants, the Credit Agreement provided for a revolving commitment of up to $20 million, with a sublimit of $10 million for the issuance of letters of credit. Unless earlier repayment was required under the Credit Agreement, advances under the loan facility were due on or before October 1, 2010. Baseline’s oil and gas properties were pledged as collateral under the Credit Agreement, as well as the Senior Notes and the Convertible Notes. Baseline also agreed not to pay dividends on its common stock.

During July 2008, a group of related investors acquired all of Baseline’s outstanding Convertible Notes and converted all of such debt into common stock. Accordingly, Baseline issued to the investors a total of 74,311,500 shares of its common stock, valued at the $53,500,000 face value of the debt net of the unamortized discount of $458,456. In addition, Baseline issued an additional 42,723,748 shares of its common stock under the related conversion make-whole premium, valued at $17,906,744. As a result of these transactions, the investors beneficially held, as of July 30, 2008, approximately 77.25% of Baseline’s issued and outstanding common stock which constituted a Change of Control. Issuance of the above conversion shares of common stock, together with the make-whole payment, satisfied in full Baseline’s obligations under the Convertible Notes.

As a result of the conversion of the Convertible Notes, the remaining unamortized balance of deferred loan costs, totaling $4,531,634, was expensed during the quarter as loss on conversion of debt. In addition, Baseline expensed the $17,906,744 related to the conversion make-whole premium, net of $2,265,478 in interest accrued through the date of conversion as loss on conversion of debt.

On August 8, 2008, by reason of the Change of Control, Baseline commenced an offer to purchase for cash all of its Senior Secured Notes at a price equal to 101% of the principal amount of the Senior Secured Notes tendered prior to the close of business on October 2, 2008, plus all accrued and unpaid interest. In addition, Baseline solicited consents from the holders of the Senior Secured Notes to amend the indenture governing the Senior Secured Notes and other collateral agreements. The proposed amendments among other things eliminated or modified substantially all of the restrictive covenants, certain events of default and related provisions contained in the indenture and limited the rights of the holders of the Senior Secured Notes and, consequently the practical benefit of the liens securing the Senior Secured Notes allowing Baseline to utilize the collateral to obtain financing to be used to purchase the Senior Secured Notes. As an incentive to holders of the Senior Secured Notes, Baseline agreed to pay a consent payment equal to 2% of the principal amount of the Senior Secured Notes for which consents were validly delivered under the consent solicitation. Consents were delivered by holders of Senior Secured Notes having an aggregate outstanding principal amount of $115 million, representing 100% of the outstanding Senior Secured Notes. As a result, Baseline was obligated to repurchase all of the outstanding Senior Secured Notes for $118,450,000, plus accrued and unpaid interest. On October 6, 2008, Baseline failed to repurchase the notes and by virtue of such non-payment, was in default of the Indenture governing the Notes, as well as its Credit Agreement. Accordingly, the Senior Secured Notes and amounts outstanding under the Credit Agreement have been reflected as a current liability in the accompanying financial statements. Subsequently, Baseline reached an agreement with the majority of the note holders to restructure the terms of the Senior Secured Notes (See Note 9 – Subsequent Events).

As a result of the purchase offer for the Senior Secured Notes, the remaining unamortized balances of deferred loan costs and note discount, totaling $8,716,402 and $3,501,347, respectively, were expensed during the quarter as loss on conversion of debt. In addition, the face amount of the Senior Secured Notes was increased by $3,450,000 related to the premium under the Change of Control purchase offer and the consent solicitation. Such amount was expensed during the quarter as loss on conversion of debt.

Total loss on conversion of debt expensed during the quarter ended September 30, 2008 consists of the following:

Conversion make-whole premium, net of interest accrued through the date of conversion	$15,641,266
Unamortized deferred loan costs related to the Senior Secured Notes	8,716,402
Unamortized debt discount on the Senior Secured Notes	3,501,347
Unamortized deferred loan costs related to the Convertible Notes	4,531,634
1% premium under the Change of Control purchase offer	1,150,000
2% premium under the consent solicitation	2,300,000

$35,840,649

NOTE 7 – ASSET RETIREMENT OBLIGATION

Nine Months Ended September 30, 2008
Asset retirement obligations, beginning of period	$282,947
Accretion expense	23,319

Asset retirement obligations, end of period	$306,266

NOTE 8 – STOCKHOLDERS’ EQUITY

On July 14, 2008, Baseline filed a Certificate of Amendment with the Secretary of State of Nevada which amended our Articles of Incorporation to increase the number of authorized shares of common stock, from 140,000,000 shares to 300,000,000 shares. The Certificate of Amendment became effective upon filing.

During July 2008, Baseline issued 74,311,500 shares of its common stock upon the conversion of Convertible Notes. Such shares were valued at the $53,500,000 face value of the debt net of the unamortized discount of $458,456.

During July 2008, Baseline issued 42,723,748 shares of its common stock related to the conversion make-whole premium on the Convertible Notes. Such shares were valued at $17,906,744.

On April 22, 2008, Baseline granted to its employees options to purchase up to 375,000 shares of its common stock at $0.50 per share. Such options vest in various amounts through April 22, 2010. The stock options have a five year term expiring on April 22, 2013. The options were valued using the Black-Scholes model with the following assumptions: $0.34 quoted stock price; $0.50 exercise price; 142% volatility; 3 year estimated life; zero dividends; 2.43% discount rate. The fair value of these options was $94,608.

On June 19, 2008, Baseline granted to its Chief Executive Officer, Thomas R. Kaetzer, an option to purchase up to 3,000,000 shares of its common stock, immediately exercisable at $0.40 per share, in recognition of Mr. Kaetzer’s performance and achievement to date. Such options vested on the grant date. The stock options have a five year term expiring on June19, 2013. The options were valued using the Black-Scholes model with the following assumptions: $0.40 quoted stock price; $0.40 exercise price; 141% volatility; 2.5 year estimated life; zero dividends; 3.28% discount rate. The fair value of these options was $896,527.

A summary of stock option transactions follow:

	Weighted Average Exercise Price	Number of Options
Balance January 1, 2008	$0.40	9,265,000
Granted	0.41	3,375,000
Exercised	0.05	(62,500)

Balance September 30, 2008	$0.41	12,577,500

The weighted average remaining contractual term of the options is 3.11 years. The intrinsic value of the exercisable options at September 30, 2008 was $389,750.

NOTE 9 – SUBSEQUENT EVENTS

Baseline successfully reached an agreement with the majority of its note holders with respect to its failure to repurchase the Company’s outstanding 12.5% Senior Secured Notes due 2012 (the ``Old Notes”) on October 6, 2008. As previously disclosed, the Company failed to pay the holders of the Old Notes $118.45 million, constituting aggregate offer consideration and consent fees payable with respect to its August 8, 2008 Change of Control Offer to Purchase and Consent Solicitation.

On October 31, 2008, holders of $100 million (the ``Majority Holders”) of the $115 million outstanding aggregate principal amount of the Old Notes exchanged all of their Old Notes for new Senior Secured Notes (the ``New Notes”) in the aggregate principal amount of $106,681,250. Such amount represents 103% of the principal amount of Old Notes held by the Majority Holders, plus an additional $3,681,250 (payable as satisfaction of certain consent, solicitation and other fees owing from the Company, including fees associated with the waiver of certain existing defaults under the Indenture for the Old Notes). In addition, there remains outstanding $15 million in principal amount of Old Notes.

The New Notes mature on June 15, 2009 and will accrue annualized interest of 15%, 12.5% of which is payable in cash, and 2.5% of which may be payable by the Company in additional New Notes (the ``PIK Interest”). Interest under the New Notes will be payable quarterly. The New Notes and the Old Notes will share in the existing security interest on substantially all of the Company’s properties that had been held by the holders of the Old Notes, on a pro rata basis.

If a holder of Old Notes delivers a consent to the Company prior to the maturity or earlier repayment of the New Notes, such holder will be entitled to receive, in exchange for its Old Notes, New Notes in a principal amount equal to (i) 104.25% of the principal amount of its Old Notes being exchanged and (ii) the amount of PIK Interest that would have accrued with respect to such New Notes had they been issued to such holder on October 30, 2008 through and including the date of such consent, offset by any interest received under such holder’s Old Notes since October 1, 2008.

The New Notes have not been and will not be registered under the Securities Act of 1933, as amended, may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements, and will therefore be subject to substantial restrictions on transfer.

The Company’s senior lender, Wells Fargo Foothill, Inc., also subject to certain conditions, agreed to forbear from exercising remedies available to it under its senior credit facility and hedge agreement with the Company until April 15, 2009. The senior credit facility has also been amended to provide, among other things, for (i) a new maturity date, with respect to any advances under the revolving credit commitment, of the earlier of October 1, 2010 or sixty days prior to the maturity date of the New Notes and (ii) an increase of 2% on the interest rate margin for both Prime and LIBOR based loans thereunder (as of today, there are nominal borrowings under the senior credit facility). The Intercreditor Agreement was also modified to permit the restructuring of the Company’s obligations under the Old Notes and to extend the standstill period, during which time the Trustee for the Old Notes and New Notes cannot enforce any rights with respect to collateral from 90 to 180 days.

As part of the restructuring, on October 17, 2008, the Company also paid to the holders of record on September 15, 2008 all accrued and unpaid interest initially due on October 1, 2008 under the Old Notes.

Item 1A.	Risk Factors

In light of the difficult conditions of the current credit market and as a result of the recent restructuring of our debt obligations (as previously disclosed in our Current Report on Form 8-K filed with the SEC on October 13, 2008 and elsewhere herein), you should carefully consider each of the risks described below, together with all of the other information contained in this report, when making any investment decision with respect to our securities. The below risks supplement, and are in addition to, the risk factors set forth in our annual report on Form 10-K. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

We may be unable to refinance our debt obligations, which become due in the second quarter of 2009.

In October 2008 we restructured our existing credit agreement and $100 million outstanding aggregate principal amount of our Senior Notes after we failed to repay on October 6, 2008 our outstanding Senior Secured Notes under a change of control offer triggered by the earlier purchase and conversion of our outstanding Convertible Notes by related third parties. As restructured, the new Senior Secured Notes mature on June 15, 2009 (rather than June 1, 2012 under the original notes) and accrue annualized interest of 15% (rather than 12.5% under the original notes), of which 15% interest rate 12.5% is payable in cash and 2.5% is payable by us in additional Senior Secured Notes. Interest is also payable quarterly (rather than semiannually) under the new Senior Secured Notes. In connection with the restructuring of our Senior Secured Notes, our senior lender agreed to forbear from exercising remedies available to it under the credit facility and hedge agreement until April 15, 2009 and the credit facility was amended to provide, among other things, for (i) a new maturity date, with respect to any advances under the revolving credit commitment, of the earlier of October 1, 2010 or sixty days prior to the maturity date of the new Senior Secured Notes and (ii) an increase of 2% on the interest rate margin for both Prime and LIBOR based loans thereunder.

If we are unable to refinance the obligations described above when they become due, we will have no choice but to seek protection under the United States Bankruptcy Code, which would have an adverse effect on the value of our common stock.

The recent restructuring of our credit agreement and Senior Secured Notes may adversely affect our cash flow and business operations.

As a result of the earlier maturity dates under our amended credit facility and our new Senior Secured Notes, together with the increased interest payments provided therein, a greater portion of our cash will be needed to satisfy our debt obligations and we will be more dependent upon cash flow from operations to finance our business, including funding such debt obligations. In addition, the shortened horizon for retiring, replacing or restructuring these debt obligations may cause us to delay and/or forego certain development activities, adversely affecting our business operations, financial condition and prospects.

We remain in default on $15 million of Senior Secured Notes.

In connection with the restructuring of the Senior Secured Notes described above, we were unable to obtain the consent to such restructuring from the holder or holders of $15 million in principal amount of Senior Secured Notes (the “Remaining Old Notes”). The holder(s) of Remaining Old Notes have the ability to demand payment from us of principal, interest and consent fees at any time. However, because of the restructuring referred to above, such holders would not have the right to instruct the Trustee under the Senior Secured Notes to take any action against our properties. We do not believe such an action by the holders of the Remaining Old Notes is likely, but if such holders were successful in a claim against us for payment, we would not be able to satisfy such claim and would likely seek bankruptcy protection as described above.

Recent economic conditions in the credit market may adversely affect our financial condition.

The disruption experienced in U.S. and global credit markets during the latter half of 2008 has resulted in projected decreases in demand for oil and natural gas, resulting in a sharp drop in energy prices, and has affected the availability and cost of capital. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may have a material adverse effect on our results from operations, financial condition and liquidity. At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effects of the financial market turmoil. The impact of the current difficult conditions on our ability to obtain, and the cost and terms of, any financing in the future, including funding for our operations after the earlier expiration of our existing credit facility. as amended, and the retirement of our new Senior Secured Notes on June 15, 2009, is unclear. An inability to obtain adequate financing on acceptable terms would adversely affect the satisfaction or replacement of our debt obligations, result in a deterioration of our financial condition and may raise substantial doubt as to our ability to continue as a going concern.

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

We currently have a number of opportunities to increase production and expand our reserve base through infill and extension drilling of new wells, workovers targeting proved or non-proved reserves, stimulating existing wells and the expansion of enhanced oil recovery projects such as waterflood operations. In addition, we plan to investigate the application of surfactant flooding techniques at our Eliasville Field Properties to potentially recover significant incremental oil reserves. On the Blessing Field Properties, we continue to evaluate the middle and upper Frio formations where we have identified over 30 bcfe of probable reserve potential which could expand our drilling program in the field. In the New Albany Shale Play, we plan to complete and flow test a group of previously drilled wells for a significant period, evaluate our participation in new wells proposed by our partner, and install gas gathering and compression facilities.

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

The recent restructuring of our Senior Secured Notes and the amendment of our credit agreement with Wells Fargo Foothill, Inc. have raised our interest costs and also shortened our required horizon for retiring, replacing or restructuring these debt obligations. Specifically, the majority of our Senior Secured Notes will now mature on June 15, 2009, while all amounts owing under the credit agreement are due 60 days prior to the maturity of any of the Senior Secured Notes. Combined with the significant drop in commodity prices which has occurred during the third quarter of 2008, these factors are likely to cause us to delay certain development activities which would otherwise have occurred during the fourth quarter of 2008 and calendar year 2009. No final decisions have yet been made concerning our spending on development activities during the balance of 2008 and 2009.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources for 2008 are cash, short-term cash equivalent investments on hand, internally generated cash flows from operations and committed credit facilities.

On October 1, 2007 Baseline completed a debt offering consisting of $115 million aggregate principal amount of 12 1/2% Senior Secured Notes due 2012 (the “Senior Secured Notes”) and $50 million in aggregate principal amount of 14% Senior Subordinated Convertible Notes due 2013 (the “Convertible Notes”). The bulk of the proceeds from these bond offerings were used to fund the purchase of the Blessing Field Properties, retire prior outstanding indebtedness and to pay fees and expenses related to the offerings.

Interest on the Senior Secured Notes was due semi-annually on April 1st and October 1st. The principal on the Senior Secured Notes was due on October 1, 2012. The Senior Secured Notes were subject to an optional redemption beginning October 1, 2009 in the amount of 25% per quarter, at Baseline’s option and upon certain conditions being met. Upon a “Change of Control” (as defined in the indenture governing the Senior Secured Notes), the Senior Secured Notes could be put back to us at 101% of par, plus accrued unpaid interest.

Interest on the Convertible Notes was payable semi-annually on April 1st and October 1st, with Baseline having the option of paying any interest in cash or, subject to certain conditions being met, as additional principal amounts under the Convertible Notes, or PIK Notes. On April 1, 2008, Baseline elected to issue PIK notes to the holders of the Convertible Notes for interest payable for the period from October 1, 2007 through March 31, 2008 in the amount of $3,500,000. The Convertible Notes were convertible into shares of our common stock at an initial conversion price of $0.72 per share, or 1,389 shares of common stock for each $1,000 principal amount of the Convertible Notes converted.

On October 1, 2007, Baseline also entered into a Credit Agreement with Wells Fargo Foothill, Inc. (the “Credit Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on Proved Developed Producing and Proved Developed Nonproducing reserves of Baseline minus certain reserves established by the administrative agent related to credit exposure created by other bank products, including 125% of the mark-to-market value of the hedge positions), and numerous conditions precedent and covenants, the Credit Agreement provided for a revolving commitment of up to $20 million, with a sublimit of $10 million for the issuance of letters of credit. Unless earlier repayment was required under the Credit Agreement, advances under the loan facility were due on or before October 1, 2010. Baseline’s oil and gas properties were pledged as collateral under the Credit Agreement, as well as the Senior Notes and the Convertible Notes. Baseline also agreed not to pay dividends on its common stock.

During July 2008, a group of related investors acquired all of Baseline’s outstanding Convertible Notes and converted all of such debt into common stock. Accordingly, Baseline issued to the investors a total of 74,311,500 shares of its common stock, valued at the $53,500,000 face value of the debt net of the unamortized discount of $458,456. In addition, Baseline issued an additional 42,723,748 shares of its common stock under the related conversion make-whole premium, valued at $17,906,744. As a result of these transactions, the investors beneficially held, as of July 30, 2008, approximately 77.25% of Baseline’s issued and outstanding common stock which constituted a Change of Control. Issuance of the above conversion shares of common stock, together with the make-whole payment, satisfied in full Baseline’s obligations under the Convertible Notes.

On August 8, 2008, by reason of the Change of Control, Baseline commenced an offer to purchase for cash all of its Senior Secured Notes at a price equal to 101% of the principal amount of the Senior Secured Notes tendered prior to the close of business on October 2, 2008, plus all accrued and unpaid interest. In addition, Baseline solicited consents from the holders of the Senior Secured Notes to amend the indenture governing the Senior Secured Notes and other collateral agreements. The proposed amendments among other things eliminated or modified substantially all of the restrictive covenants, certain events of default and related provisions contained in the indenture and limited the rights of the holders of the Senior Secured Notes and, consequently the practical benefit of the liens securing the Senior Secured Notes allowing Baseline to utilize the collateral to obtain financing to be used to purchase the Senior Secured Notes. As an incentive to holders of the Senior Secured Notes, Baseline agreed to pay a consent payment equal to 2% of the principal amount of the Senior Secured Notes for which consents were validly delivered under the consent solicitation. Consents were delivered by holders of Senior Secured Notes having an aggregate outstanding principal amount of $115 million, representing 100% of the outstanding Senior Secured Notes. As a result, Baseline was obligated to repurchase all of the outstanding Senior Secured Notes for $118,450,000, plus accrued and unpaid interest. On October 6, 2008, Baseline failed to repurchase the notes and by virtue of such non-payment, was in default of the Indenture governing the Notes, as well as its Credit Agreement. Accordingly, the Senior Secured Notes and amounts outstanding under the Credit Agreement have been reflected as a current liability in the accompanying financial statements.

Baseline successfully reached an agreement with the majority of its note holders with respect to its failure to repurchase the Company’s outstanding 12.5% Senior Secured Notes due 2012 (the “Old Notes”) on October 6, 2008. As previously disclosed, the Company failed to pay the holders of the Old Notes $118.45 million, constituting aggregate offer consideration and consent fees payable with respect to its August 8, 2008 Change of Control Offer to Purchase and Consent Solicitation.

On October 31, 2008, holders of $100 million (the “Majority Holders”) of the $115 million outstanding aggregate principal amount of the Old Notes exchanged all of their Old Notes for new Senior Secured Notes (the “New Notes”) in the aggregate principal amount of $106,681,250. Such amount represents 103% of the principal amount of Old Notes held by the Majority Holders, plus an additional $3,681,250 (payable as satisfaction of certain consent, solicitation and other fees owing from the Company, including fees associated with the waiver of certain existing defaults under the Indenture for the Old Notes). In addition, there remains outstanding $15 million in principal amount of Old Notes.

The New Notes mature on June 15, 2009 and will accrue annualized interest of 15%, 12.5% of which is payable in cash, and 2.5% of which may be payable by the Company in additional New Notes (the “PIK Interest”). Interest under the New Notes will be payable quarterly. The New Notes and the Old Notes will share in the existing security interest on substantially all of the Company’s properties that had been held by the holders of the Old Notes, on a pro rata basis.

If a holder of Old Notes delivers a consent to the Company prior to the maturity or earlier repayment of the New Notes, such holder will be entitled to receive, in exchange for its Old Notes, New Notes in a principal amount equal to (i) 104.25% of the principal amount of its Old Notes being exchanged and (ii) the amount of PIK Interest that would have accrued with respect to such New Notes had they been issued to such holder on October 30, 2008 through and including the date of such consent, offset by any interest received under such holder’s Old Notes since October 1, 2008.

The New Notes have not been and will not be registered under the Securities Act of 1933, as amended, may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements, and will therefore be subject to substantial restrictions on transfer.

The Company’s senior lender, Wells Fargo Foothill, Inc., also subject to certain conditions, agreed to forbear from exercising remedies available to it under its senior credit facility and hedge agreement with the Company until April 15, 2009.

The senior credit facility has also been amended to provide, among other things, for (i) a new maturity date, with respect to any advances under the revolving credit commitment, of the earlier of October 1, 2010 or sixty days prior to the maturity date of the New Notes and (ii) an increase of 2% on the interest rate margin for both Prime and LIBOR based loans thereunder (as of today, there are nominal borrowings under the senior credit facility). The Intercreditor Agreement was also modified to permit the restructuring of the Company’s obligations under the Old Notes and to extend the standstill period, during which time the Trustee for the Old Notes and New Notes cannot enforce any rights with respect to collateral from 90 to 180 days.

The future of the Company is dependent on its ability to obtain addition capital through debt or equity offerings or the sale of oil and natural gas properties. Given the current instability in the financial and equity markets and current oil and natural gas pricing levels there is no assurance that the Company will be able to raise the capital needed.

Results of Operations

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

We produced 61.8 thousand barrels of oil and 297.5 million cubic feet of natural gas during the third quarter of 2008, and received an average price of $117.80 per barrel and $11.59 per thousand cubic feet respectively. This resulted in total oil and gas sales revenue for the third quarter of $10.7 million, before the effects of hedging. Oil and gas hedging revenue totaled $1.1 million during the third quarter, of which cash settlements paid to our counterparties under our commodity price hedging contracts totaled ($2.4) million. Cash settlements paid to hedge counterparties totaled $3.59 per mcfe during the third quarter.

During the third quarter of 2007, we produced 43.9 thousand barrels of oil and 7.2 million cubic feet of natural gas, and received $73.47 per barrel and $2.52 per thousand cubic feet respectively. This resulted in oil and gas sales revenue for that six month period of $3.2 million. Oil and gas hedging revenue totaled ($0.5) million during the third quarter of 2007, of which cash settlements paid to our hedge counterparties under our commodity hedging contracts totaled ($0.4) million. Cash settlements paid to hedge counterparties totaled $1.38 per mcfe during this period.

Our production expenses totaled $2.9 million during the third quarter of 2008. Of this total, $594 thousand million was for severance taxes, $2.0 million for lease operating expenses, $125 thousand for ad valorem taxes and $164 thousand for field office expenses. Our total production expenses equaled $4.40 per mcfe during the third quarter, while our lease operating expenses equaled $2.95 per mcfe. Our corresponding production expenses during the third quarter of 2007 totaled $1.5 million of which $150 thousand was for severance taxes, $1.2 million was for lease operating expense and $104 thousand was for field office expense. These production expenses equaled $5.72 per mcfe, with lease operating expenses equaling $4.56 per mcfe.

Our capital expenditures totaled $5.5 million during the third quarter of 2008, with drilling ($3.0 million), production and well equipment ($1.6 million) and recompletions ($982 thousand) making up this total. Capital expenditures during the third quarter of 2007 totaled $387 thousand, with recompletions ($190 thousand) and production and well equipment ($197 thousand) making up this total.

Our general and administrative expenses were $1.4 million during the third quarter of 2008. The major components of this total included salaries and benefits of $554 thousand, consulting and professional fees of $456 thousand and office expenses of $335 thousand. Our G&A expense equated to $2.07 per mcfe . By comparison, our general and administrative expenses totaled $1.7 million during the third quarter of 2007. The major components of this expense category were share-based compensation of $1.1 million, salaries and benefits of $190 thousand, consulting and professional fees of $308 thousand and office expenses of $98 thousand. The third quarter 2007 G&A expense equated to $6.27 per mcfe.

Our interest expenses totaled $5.3 million during the third quarter of 2008, of which $4.0 million was comprised of accrued interest on our Senior Secured Notes ($3.6 million) and Convertible Notes ($354 thousand). Another $1.15 million consisted of amortization of debt issuance costs and $158 thousand was for amortization of debt discounts on the two bond issues. Our interest expenses totaled $1.4 million during the third quarter of 2007. Included in this amount were $507 thousand of amortization of debt issuance costs and $893 thousand of interest.

During the third quarter of 2008, we incurred expenses totaling $35.8 million as a result of the conversion of our Convertible Notes to common equity, as well as due to the restructuring of its Senior Secured Notes subsequent to our failure to repurchase such notes on October 6, 2008. Included in this $35.8 million of total expense was a $15.6 million make-whole premium required to be paid on the Convertible Notes, $8.7 million of remaining unamortized deferred loan costs on the Senior Secured Notes, $3.5 million of unamortized debt discount on the Senior Secured Notes, $4.5 million of unamortized deferred loan costs on the Convertible Notes and $3.5 million of premiums paid under the change of control purchase offer and consent solicitation on the Senior Secured Notes.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

We produced 186.5 thousand barrels of oil and 966.3 million cubic feet of natural gas during the first nine months of 2008, and received an average price of $112.37 per barrel and $11.16 per thousand cubic feet respectively. This resulted in total oil and gas sales revenue for the first nine months of $31.7 million, or $15.22 per mcfe, before the effects of hedging. Oil and gas hedging revenue totaled $(9.4) million during the first nine months, of which cash settlements paid to our counterparties under our commodity price hedging contracts totaled ($6.7) million. Cash settlements paid to hedge counterparties totaled $3.20 per mcfe during the first nine months of 2008.

During the first nine months of 2007, we produced 88.0 thousand barrels of oil and 14.0 million cubic feet of natural gas, and received $68.45 per barrel and $2.87 per thousand cubic feet respectively. This resulted in oil and gas sales revenue for that nine month period of $6.1 million. Oil and gas hedging revenue totaled ($0.5) million during the first nine months of 2007, of which cash settlements paid to our hedge counterparties under our commodity hedging contracts totaled ($0.4) million. Cash settlements paid to hedge counterparties totaled $0.69 per mcfe during this period.

Our production expenses totaled $8.2 million during the first nine months of 2008. Of this total, $1.8 million was for severance taxes, $5.3 million for lease operating expenses, $395 thousand for ad valorem taxes, $174 thousand for insurance and $493 thousand for field office expenses. Our total production expenses equaled $3.91 per mcfe during the first three quarters, while our lease operating expenses equaled $2.55 per mcfe. Our corresponding production expenses during the first quarters of 2007 totaled $2.9 million of which $281 thousand was for severance taxes, $2.3 million was for lease operating expense, $121 thousand was for ad valorem taxes and $169 thousand was for field office expense. These production expenses equaled $5.27 per mcfe, with lease operating expenses equaling $4.22 per mcfe for the nine month period.

Our capital expenditures totaled $14.8 million during the first nine months of 2008, with drilling ( $8.3 million), production and well equipment ( $4.1 million) and recompletions ($2.4 million) making up this total. Capital expenditures during the first nine months of 2007 totaled $747 thousand, with recompletions ($431 thousand) and production and well equipment ($314 thousand) making up most of this total.

Our general and administrative expenses were $ $4.6 million during the first nine months of 2008. The major components of this total included salaries and benefits of $2.5 million (including $1.4 million in stock-based compensation), consulting and professional fees of $1.1 million and office expenses of $807 thousand. Our G&A expense for the nine month period equated to $2.19 per mcfe . By comparison, our general and administrative expenses totaled $2.6 million during the first nine months of 2007. The major components of this expense category were share-based compensation of $1.1 million, salaries and benefits of $424 thousand, consulting and professional fees of $709 thousand and office expenses of $259 thousand. G&A expense equated to $4.71 per mcfe during the first nine months of 2007.

Our interest expenses totaled $17.5 million during the first three quarters of 2008, of which $14.8 million was comprised of interest on our Senior Secured Notes ($10.8 million) and Convertible Notes ($4.0 million). Another $2.3 million consisted of amortization of debt issuance costs (primarily for the two bond issues) and $476 thousand was for amortization of debt discounts on the same two bond issues. Our interest expenses totaled $4.9 million during the first nine months of 2007. Included in this amount were $1.9 million of interest, $2.6 million in amortization of debt issuance costs and $427 thousand in amortization of debt discounts.

During the third quarter of 2008, we incurred expenses totaling $35.8 million as a result of the conversion of our Convertible Notes to common equity, as well as due to the restructuring of our Senior Secured Notes subsequent to our failure to repurchase such notes on October 6, 2008. Included in this $35.8 million of total expense was a $15.6 million make-whole premium required to be paid on the Convertible Notes, $8.7 million of remaining unamortized deferred loan costs on the Senior Secured Notes, $3.5 million of unamortized debt discount on the Senior Secured Notes, $4.5 million of unamortized deferred loan costs on the Convertible Notes and $3.5 million of premiums paid under the change of control purchase offer and consent solicitation on the Senior Secured Notes.

Item 4T.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the three-month period covered by this quarterly report on Form 10-Q was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2008, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Based upon the adoption and implementation by us of policies and procedures during the quarters ended March 31, 2008 and June 30, 2008, no material weaknesses in internal control over financial reporting existed as of the end of the quarter ended September 30, 2008.

We note, however, that a system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2008	Baseline Oil & Gas Corp.

	By:	/s/ Thomas R. Kaetzer
Thomas R. Kaetzer,
Chief Executive Officer