Form 10-K
period 2008-12-31
Baseline Oil & Gas Corp.
filed 2009-03-31
CIK 1291983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51888

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and other holding more than 5% of the outstanding shares of the class) was $11,474,013 based upon a closing sale price of $0.49.

As of March 27, 2009, the registrant had outstanding 151,497,530 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Cautionary Notice Regarding Forward Looking Statements

Baseline Oil & Gas Corp. desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to business, strategies, future results and events and financial performance. All statements made in this Annual Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

As of December 31, 2008, based on the reserve report prepared by Cawley, Gillespie & Associates, Inc., independent petroleum engineers (“CG&A” and the “CG&A Reserve Report”), our proved reserves were 60.2 Bcfe, of which 46.5% were natural gas and 68.2% were proved developed. The SEC PV-10 of these proved reserves as of that date was $69.5 million. During 2008, we produced 2.8 Bcfe and had a proved reserve reduction of 6.7 Bcfe as a result of reserve revisions.

Recent Events and Current Capital Requirements

Despite a number of identified opportunities to increase production and develop our reserve base through infill and step-out drilling of new wells, workovers on existing wells, stimulation of existing wells and the expansion of enhanced oil recovery projects such as waterflood operations, such efforts are heavily dependent on the availability of sufficient capital. Due to a number of events set forth below which have significantly adversely affected our liquidity, we expect to reduce capital expenditures during 2009. As a result, we expect our production and attendant cash flow to decline in 2009. We also face significant upcoming repayment obligations with respect to our outstanding senior notes, the majority of which were restructured during the fourth quarter of 2008. Our accompanying financial statements have been prepared assuming that we will continue as a going concern; however, as reflected in our auditor’s report and notes accompanying our financial statements, our losses from operations and our year-end working capital deficiency raise substantial doubt about our ability to continue as a going concern.

During July 2008, funds related to Third Point LLC (“Third Point”), a money management firm, purchased and converted all of our $53.5 million in outstanding 14% Senior Subordinated Convertible Notes due 2013 (the “Convertible Notes”), pursuant to which we ultimately issued to such investors a total of 117,035,248 shares of our common stock, resulting in such investors holding approximately 77.25% of our outstanding shares of common stock as of July 30, 2008. The purchase of the Convertible Notes resulted in a “change of control” and required us to offer to purchase all $115 million aggregate principal amount of our 12  1/2% Senior Secured Notes due 2012 (the “Senior Notes”), at price of 101% of par. On August 8, 2008, we commenced a change of control offer in accordance with the provisions of the Indenture governing the Senior Notes, which offer was accepted by all holders of the Senior Notes. However, because of the turmoil and slowdown in transaction activity which occurred in the U.S. and global credit markets during September and October 2008, we were unable to obtain the loan and equity commitments required to complete the purchase transaction for the Senior Notes and defaulted on such obligation on October 6, 2008.

After subsequent negotiations, we arrived at an agreement on October 29, 2008 with the holders of $100 million of the Senior Notes to convert those notes to $106.7 million of 15% Senior Secured PIK Notes (the “New Notes”). The New Notes provide for an interest rate of 15%, paid quarterly, commencing January 1, 2009, with 12.5% required to be paid in cash and the remaining 2.5% required to be paid in PIK notes. The New Notes mature on June 15, 2009. Unless and until converted to New Notes, the remaining non-participating $15 million principal amount of Senior Notes continue to carry a cash interest rate of 12.5%, payable semi-annually on October 1 and April 1.

In addition to the global credit crisis, since we issued the New Notes in October 2008, oil and natural gas prices declined to the lowest levels since 2001 and have remained at low levels for much of the first quarter of 2009. As a result, the operating revenues and stock prices of many publicly traded oil and gas exploration and production companies have fallen sharply and it has become extremely difficult for below-investment grade companies such as the Company, to raise debt or equity capital in the U.S. markets. As a result of these factors, we do not expect to be able to make the $4.27 million of cash interest payments due April 1, 2009 on any of the Senior Notes or the New Notes. Non-payment of this interest, if not remedied within 30 days, is an event of default under the Indenture governing the Senior Notes and the New Notes, and allows the trustee or the holders of 25% or more of such notes to declare all unpaid principal and interest immediately due and payable. We also have not currently identified a means for repaying either the Senior Notes which became due in October 2008, or the New Notes when they become due on June 15, 2009.

We have engaged a financial advisor to advise the Company on courses of action available to us, including, without limitation, available financing and capital restructuring alternatives, targeted cost reductions, the sale of assets and the sale or merger of the Company. If we are not able to successfully implement one or more of these strategies, or in order for us to implement one or more of these strategies, we may voluntarily seek protection under the U.S. Bankruptcy Code.

Employees

As of March 27, 2009, we had 15 full time employees and 2 contract employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good. From time to time, we utilize the services of independent contractors to perform various field and other services.

Offices

Our headquarters are located at 411 North Sam Houston Parkway East, Suite 300, Houston, Texas 77060. Our telephone number is (281) 591-6100.

Our Properties and Core Areas of Operation

As of December 31, 2008, 44.7% of our proved reserves were located in the Eliasville Field Properties and 55.3% in the Blessing Field Properties. We acquired all of our current proved reserves during 2007, including (i) the Blessing Fields Properties on October 1, 2007, consisting of those wells and properties located on 2,374 net acres located onshore along the Texas Gulf Coast and (ii) the Eliasville Fields Properties on April 12, 2007, consisting of those wells and properties located on 5,231 net acres in North Texas. On March 16, 2007, we converted a prior membership interest in a joint venture into a direct working interest in approximately 171,000 gross acres (32,340 net acres) in the Illinois Basin located in Southern Indiana known to contain the New Albany Shale formation.

Our proved reserves are primarily long-life crude oil located in the Eliasville Field and natural gas and condensate located in the Blessing Field. These two fields are characterized by over 50 years of development drilling and production history along with active participation by several leading industry companies in and around these fields. We believe the quality and location of our proved reserve base enables high value realization, with minimal basis differentials applied to our overall crude oil and natural gas prices. The majority of our proved reserve base is classified as proved developed nonproducing and proved undeveloped reserves. We have identified a large base of workovers and drilling locations targeting proved reserves on our two Texas properties. The timing of pursuing these opportunities is dependent on both our ability to raise additional capital and prevailing oil and natural gas prices.

Our New Albany Shale play assets, which currently do not have any booked proved reserves, represent upside potential that we are currently evaluating and developing with our operating partners, Atlas Energy LLC and El Paso Corporation, each of which brings significant regional expertise and financial and operational resources.

We participated in the drilling of 17 (gross) wells during 2008 and performed 19 workovers on existing wells. Of the 17 wells drilled, 15 were development wells located in our two operated Texas fields and 2 were non-operated exploratory wells drilled in our Southern Indiana acreage. All of the workovers were performed on wells in our two Texas fields.

Blessing Field Properties.

On October 1, 2007, we acquired, effective as of June 1, 2007, a working interest of over 95% in the Blessing Field Properties located onshore along the Texas Gulf Coast for an adjusted purchase price of $96.6 million. We operate 100% of the wells on these properties. During December 2008, this field produced at rates of 172 bopd and 2,642 mcfd net to our interest, for an equivalent net rate of approximately 3,674 mcfepd.

Proved net reserves on the Blessing Field Properties have been estimated in the CG&A Report to be 33.3 Bcfe with a pre-tax PV-10 value of $ 47.2 million based on year-end SEC pricing. Of the proved reserves, 12.5% are proved developed producing, or PDP, 47.0% are proved developed non-producing, or PDNP, and 40.5% are proved undeveloped, or PUD, reserves.

The Blessing Field Properties are situated within the Blessing Field area, located in Matagorda County, Texas, on trend with several prolific Frio fields. Most of these fields were structural traps along down-to-the-coast growth faults containing normally-pressured Frio sand reservoirs. A proprietary 3-D seismic survey was acquired over the area in 1996. As a result, a series of buried faults were identified that set up traps in the deeper, geopressured Frio section basinward of Blessing Field. With the aid of this proprietary 3D seismic survey, 17 wells have been drilled and completed to date. Production in 5 separate fault blocks has been established, with proved and probable reserves identified in 21 different sands.

We drilled four new wells in this field in 2008 and also performed seven workovers. All four new wells were drilled to an approximate depth of 12,000 feet and all four were completed and are producing natural gas and condensate. The seven workovers were done to re-complete existing wells in new zones or add perforations to existing zones. Overall the new wells and workovers are currently not performing as well as expected.

Eliasville Field Properties.

On April 12, 2007, we acquired a 100% working interest in 5,231 net acres in the Eliasville Field located in Stephens County in North Texas, roughly 90 miles west of Fort Worth, Texas. The effective date of the transaction was February 1, 2007 and we paid an adjusted purchase price of $27.05 million. The Eliasville Field was discovered in the 1920’s and produces primarily from the Caddo Lime oil formation at a depth of 3,300 feet. During December 2008, this field produced at rates of 541 bopd and 71 mcfpd net to our interest, for an equivalent net rate of approximately 553 Boepd of production. There are 92 oil wells producing in the field, and a portion of it is operated as an active waterflood with 57 injection wells. There are 8 leases, 2 central operating facilities and 3 tank batteries.

Proved net reserves have been estimated in the CG&A Reserve Report to be 4.5 MMBoe with a pre-tax PV-10 value of $22.3 million, based on year-end SEC pricing. Of the proved reserves, 67.6% are PDP, 11.5% PDNP and 20.9% are PUD reserves.

We successfully drilled 11 proved undeveloped wells to the Caddo formation at 3,350 feet during 2008. All of the wells were on production by the end of December. The average initial daily rate for each new well has been approximately 32 bopd ( 8/8ths). In addition to drilling new wells, we also performed workovers on 12 low-rate or idle wells during 2008. These workovers were on oil wells, which were either returned to production, or on which perforations were added and/or stimulation was performed. One of the workovers involved the conversion of previously idle oil wells to waterflood injection service.

We have identified 20 proved undeveloped locations to drill in the field and 27 additional workovers to be done. We anticipate performing this work as capital is available and oil prices improve.

New Albany Shale play.

We own a direct working non-operating interest in leasehold interests covering approximately 171,000 gross (32,340 net) surface acres in the Illinois Basin located in Southern Indiana and known to overlay the New Albany Shale formation. Our total average working interest is approximately 18.5%, and our acreage is grouped into three separate areas of mutual interest, or AMI’s, where we have varying working interests as follows:

•	19.7% working interest in approximately 122,000 gross acres (approximately 24,400 net acres) located primarily in Greene County and operated by Atlas Energy LLC (“Wabash AMI”);

•	18.2% working interest in approximately 41,000 gross acres (approximately 7,380 net acres) located in Knox and Sullivan Counties and operated by Atlas Energy LLC (“Knox AMI”); and

•	6.9% working interest in approximately 8,000 gross acres (560 net acres) located in Greene County, operated by El Paso Corporation.

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

During 2008, we participated with our partners in the drilling of two vertical wells located in the Wabash AMI of Greene County, Indiana. Both wells had gas shows in the New Albany Shale but insufficient gas in the Devonian formation. The wells will be use in the development of the New Albany Shale formation. We also participated in the extension of certain oil and gas leases on our acreage. Currently, our partner Atlas Energy LLC is planning to install gas gathering compression and treating facilities in 2009, as well as to drill up to 25 wells. We are evaluating our participation on a well by well basis, depending on drilling results, natural gas prices and our available capital.

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

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using oil and natural gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and natural gas prices. The prices utilized for the purpose of estimating our proved reserves and the present value of proved reserves as of December 31, 2008 were a WTI Cushing spot price of $44.60 per Bbl and a Henry Hub spot natural gas price of $5.620 per MMBtu, adjusted by property for energy content, quality, transportation fees, and regional price differentials.

The following table sets forth our estimated net proved oil and natural gas reserves and the PV-10 value of such reserves as of December 31, 2008. The reserve data and the present value as of December 31, 2008 were prepared by Cawley, Gillespie & Associates, Inc., independent petroleum engineers. For further information concerning our independent engineer’s estimates of our proved reserves as of December 31, 2008, see the reserve report filed as Exhibit

99.1 to this Annual Report on Form 10-K. The PV-10 value is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenues from these proved reserves, see Note 13 of Notes to Consolidated Financial Statements.

	Oil	Natural Gas	Undiscounted Future Net Revenue	Present Value of Proved Reserves Discounted at 10% (1)
	(Mbbl)	(MMcf)	($ thousands)	($ thousands)
Developed Producing	3,106.8	3,716.9	43,954	27,270
Developed Nonproducing	889.9	13,410.1	63,871	23,495
Proved Undeveloped	1,370.5	10,897.5	49,721	18,719

Total Proved	5,367.2	28,024.5	157,546	69,484

(1)	Management believes that the presentation of PV-10 may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. Therefore we have included a reconciliation of the measure to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows in the table immediately below). Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of our natural gas and oil properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. Management also uses this pre-tax measure when assessing the potential return on investment related to its oil and gas properties and in evaluating acquisition candidates. The PV-10 value is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by us. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

The table below provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows.

As of December 31, 2008
(dollars in thousands)
PV-10	$69,484
Future income taxes, discounted at 10%	(4,607)

Standardized measure of discounted future net cash flows	$64,877

Oil and Natural Gas Volumes, Prices and Operating Expense

The table below sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the years ended December 31, 2007 and 2008. Prior to 2007, we had no operating assets other than an indirect interest in the New Albany Shale play by virtue of our membership interest in a joint venture acquiring and holding working leasehold interests in leasehold acreage located in Southern Indiana. We redeemed our membership interest for a direct assignment of a working interest in certain oil and gas properties, rights and assets of the joint venture on March 16, 2007. As indicated elsewhere in this Annual Report, we acquired our additional operating assets located in north Texas and the Texas Gulf Coast in April and October 2007, respectively.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Net Production:
Oil (Bbl)	252,350	149,318.9
Natural Gas (Mcf)	1,245,911	335,533.2

Natural Gas Equivalent (Mcfe)	2,760,009	1,231,446.8

Oil and Natural Gas Sales (dollars in thousands):
Oil	$24,716.1	$11,511.5
Natural Gas	12,645.1	2,459.1

Total	37,361.2	13,970.6

Average Sales Price:
Oil ($ per Bbl)	$97.94	$77.09
Natural Gas ($ per Mcf)	10.15	7.33

Natural Gas Equivalent ($ per Mcfe)	$13.54	$11.35

Oil and Natural Gas Costs (dollars in thousands):
Lease operating expenses	$7,869.3	$4,190.0
Production taxes	2,637.5	958.4
Total	10,506.8	5,148.4

Average production cost per Mcfe	$3.81	$4.18

Exploration, Development and Acquisition Capital Expenditures

The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Property acquisition costs	$—	$123,153,383
Unproved prospects	34,460	665,531
Exploration costs	—	0
Development costs	21,865,577	5,228,246

Total operations	$21,900,037	$129,047,160

Asset retirement obligation (non-cash)	—	240,959

Drilling Activity

The following table sets forth our drilling activity during the twelve month periods ended December 31, 2008 (excluding wells in progress at the end of the period) and since acquiring our operating assets in 2007. In the table, “gross” refers to the total number of wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2008		2007
	Gross	Net	Gross	Net
Development Wells
Productive	15	15	6	6
Non-Productive	0	0	0	0

Exploratory Wells
Productive	0	0	8	1.6
Non-Productive	2	0.4	0	0

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2008. Productive wells are wells that are capable of producing natural gas or oil.

	Company Operated		Non-operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	93	93	0	0	93	93
Natural Gas	16	16	22	4.4	38	20.4

Total	109	109	22	4.4	131	113.4

Acreage Data

The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2008.

	Developed acres		Undeveloped acres
	Gross	Net	Gross	Net
Blessing Field Properties (1)	1,334	1,334	1,040	1,040
Eliasville Field Properties (1)	3,991	3,991	1,240	1,240
New Albany Shale play (2)	0	0	171,000	32,340

Total	5,325	5,325	173,280	34,620

(1)	Properties held by production, or HBP
(2)	Primary term expires in 2009.

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

Major Customers

During fiscal year 2008, the Company sold oil and natural gas production representing 10% or more of its oil and natural gas revenues to the following purchasers:

Customer Name	Percentage of Sales
Texon, L.P.	61%
HESCO Gathering Company, L.L.C.	24%
Gulf Mark Energy, Inc.	15%

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

We are not aware of any environmental claims existing as of December 31, 2008, which would have a material impact on our financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on our properties.

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

We have substantial debt obligations coming due in 2009 that we may be unable to satisfy. Any failure to meet our debt obligations could harm our business, financial condition, results of operations or cash flows.

We have a substantial amount of debt. As of March 27, 2009, we had short term debt of approximately $122.3 million net of discount, relating to our New Notes and Senior Notes. The Senior Notes became due in October 2008 after we defaulted on our change of control purchase offer, and The New Notes mature June 15, 2009. The default on our Senior Notes is continuing. As of December 31, 2008, our Senior Notes, New Notes, trade payables and other current liabilities exceeded our current assets by $122.9 million. As such, our short-term and long-term liquidity as of December 31, 2008 was not adequate to fund our operations, including significant capital expenditures, interest and repayment of the 2009 debt maturities.

Our substantial level of indebtedness has important adverse consequences, including the following:

•	it may make it difficult for us to satisfy our obligations under our indebtedness and contractual and commercial commitments;

•	we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which reduces the funds available to us for other purposes;

•	our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

•	our flexibility in reacting to changes in the industry may be limited and we could be more vulnerable to adverse changes in our business or economic conditions in general; and

•	we may be at a competitive disadvantage to those of our competitors who operate on a less leveraged basis.

We do not have the ability to generate cash flows from operations and to make scheduled payments on our indebtedness (including principal maturities already due and to become due), and therefore we are forced to adopt an alternative strategy that may include actions such as reducing, delaying or foregoing acquisitions and capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking equity capital. We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments of interest and principal on our debt in the future, including payments on the notes, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and impair our liquidity. Ultimately, it may become necessary for us to seek voluntary protection under the U.S. Bankruptcy Code.

We have had a operating losses and limited revenues to date and may experience continued losses in the future.

We have operated at a loss each year since inception. Net losses for the fiscal years ended December 31, 2006, 2007 and 2008 were approximately $3.8 million, $12.7 million and $80.9 million, respectively. Our loss in the fiscal year ended December 31, 2008 was primarily attributed to (i) conversion of debt, in an amount of $41.5 million, a figure which included $21.3 million for make-whole premiums and approximately $11.5 million for the amortization of various debt issuance discounts, deferred loan costs and premiums associated with the consent solicitation and change of control purchase offer for the Senior Notes, and (ii) interest expense of $23.5 million. Our revenues for the fiscal years ended December 31, 2006, 2007 and 2008 were $0 million, $11.6 million and $32.6 million, respectively, reflecting the fact that we established our first oil and natural gas production operations during 2007. We may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our natural gas and oil exploration and development activities. As a result, we may continue to experience negative earnings and cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

We have substantial capital requirements that, if not met, may hinder operations and cause us to go out of business.

External financing will be required in the future if we are to successfully fund our growth. On January 28, 2009, we liquidated our oil and natural gas hedging arrangements and terminated our credit facility with Wells Fargo Foothill, Inc., repaying in full our then existing obligations under such credit facility. Accordingly, operational revenue represents our only current source of funding for our ongoing operations. We may not be able to obtain additional financing, and financing under new credit facilities may not be available to us in the future. Without additional capital resources, we may be forced to limit, defer or cease any future natural gas and oil exploration and development, adversely affecting the producing rates and ultimate value of our natural gas and oil properties and, in turn, negatively affecting our business, financial condition, and results of operations.

Our growth and continued operations could be impaired by limitations on our access to the capital markets or traditional secured sources of credit. Because of the unprecedented volatility and disruption experienced in the capital and credit markets, adequate capital may not be available to us, or if available, would be adequate for the long-range growth of the Company or obtainable by us on acceptable terms. In the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, our growth will be restricted and we will need to scale back or curtail implementing our business plan.

Without adequate capital resources or funding on acceptable terms, we may be forced to limit our planned oil and natural gas acquisition and development activities and thereby adversely affect the producing rates and ultimate value of our oil and natural gas properties. If we are unable to service our indebtedness, we may also be forced to adopt an alternative strategy that may include actions such as reducing or delaying acquisitions and capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking equity capital. Because of today’s deteriorating capital market conditions, these alternative strategies may fail to yield sufficient funds to make required payments on our indebtedness.

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

Our revenue, profitability, cash flow, oil and natural gas reserves value, future growth, and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of natural gas and oil. Historically, the markets for natural gas and oil have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict future natural gas and oil price movements with certainty. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty, and a variety of additional factors beyond our control. These factors include:

•	the level of consumer energy product demand;

•	the domestic and foreign supply of oil and natural gas;

•	overall economic conditions;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	political conditions in or affecting oil and natural gas producing regions;

•	the level and price of foreign imports of oil and liquefied natural gas; and

•	the ability of the members of the Organization of Petroleum Exporting Countries and other state controlled oil companies to agree upon and maintain oil price and production controls.

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

As of the end of our 2008 fiscal year, approximately 21% of the Eliasville Field Properties’ proved reserves and 40.5% of the Blessing Field Properties’ proved reserves were classified as proved undeveloped reserves. These reserves may not ultimately be developed or produced, or quantities developed and produced may be smaller than expected, which in turn may have a material adverse effect on our results of operations.

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

In general, the volume of production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent that we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. Additionally, the business of exploring for, developing, or acquiring reserves is capital intensive. Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. As a result of the termination of our credit facility in January 2009 and to the extent cash flow from operations continues to be suppressed given the current commodities market, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves has been impaired unless other external sources of capital become available. In addition, we may be required to find partners for any future exploratory activity. To the extent that others in the industry do not have the financial resources or choose not to participate in our exploration activities, we will be adversely affected.

Our identified drilling locations are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

Scheduled multi-year drilling activities on our existing acreage represent a significant component of any growth strategy. However, our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability of capital, costs, drilling results, regulatory approvals and other factors. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

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

Future hedge transactions may result in our making cash payments or prevent us from benefiting to the fullest extent possible from increases in prices for natural gas and oil.

Because natural gas and oil prices are unstable, from time to time we may enter into price-risk-management transactions such as swaps, collars, futures, and options to reduce our exposure to price declines associated with a portion of our natural gas and oil production and thereby to achieve a more predictable cash flow. Any use of these arrangements may limit our ability to benefit from increases in the prices of natural gas and oil. Hedging arrangements may also apply to only a portion of our production, thereby providing only partial protection against declines in natural gas and oil prices. These arrangements could expose us to the risk of financial loss in certain circumstances, including instances in which production is less than expected, our customers fail to purchase contracted quantities of natural gas and oil, or a sudden, unexpected event materially impacts natural gas or oil prices.

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

The indenture governing our Senior Notes and New Notes imposes significant operating and financial restrictions on us that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indenture governing our outstanding notes contains covenants that restrict our ability to take various actions, such as:

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

The restrictions contained in the indenture governing the New Notes and the Senior Notes could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of the restrictive covenants could result in a default under the indenture governing the notes. If the borrowings under the existing notes were to be accelerated, we cannot assure you that we would be able to repay in full in the notes.

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

As of March 27, 2009, our largest stockholder beneficially owned approximately 58.4%, and our directors and executive officers, as a group, beneficially owned approximately 22.7%, of the then-outstanding shares of our common stock (inclusive of options and warrants exercisable into shares of our common stock).

Sales of our common stock held by these stockholders, or the perception that such sales might occur, could have a material adverse effect on the trading price of our common stock or could impair our ability to obtain capital through future offerings of equity securities. In addition, the trading price of our common stock could decline as a result of issuances by us of additional shares of our common stock. The trading price of our common stock could also decline as the result of the perception that such issuances could occur.

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

No matters were submitted to the vote or consent of the holders of the outstanding shares of our common stock during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol “BOGA.” At March 27, 2009, there were 151,497,530 shares of our common stock outstanding. The following table sets forth, for the periods indicated, the high, low and closing sales prices per common share as reported on the OTC Bulletin Board, and the cash dividends declared per common share.

2008:	High	Low
Quarter ended December 31, 2008	$0.21	$0.02
Quarter ended September 30, 2008	$0.72	$0.13
Quarter ended June 30, 2008	$0.61	$0.23
Quarter ended March 31, 2008	$0.45	$0.17

2007:	High	Low
Quarter ended December 31, 2007	$0.64	$0.37
Quarter ended September 30, 2007	$0.75	$0.34
Quarter ended June 30, 2007	$0.71	$0.32
Quarter ended March 31, 2007	$0.63	$0.37

The last sales price of our common stock on the OTC Bulletin Board on December 31, 2008 was $0.06 per share. As of March 27, 2009, the closing sale price of a share of our common stock was $0.02. As of March 27, 2009, there were approximately 134 holders of record of our common stock.

We have not paid any cash dividends to date, and have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under provisions of the Nevada Revised Status Governing Corporations. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. The indenture governing under which we issued our senior notes contain significant restrictions on our ability to pay dividends on our common stock.

There were no repurchases of securities during the fourth quarter of 2008.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2008 in our Reports on Form 10-Q or Form 8-K, as applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 about our equity compensation plans and arrangements.

Equity Compensation Plan Information—December 31, 2008

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0		$0	N/A
Equity compensation plans not approved by security holders	12,080,833	(1)	$0.40	446,667	(2)

Total			$0.40

(1)	Consists of warrants and options granted to our employees, officers, directors and consultants, to the extent vested and exercisable (within the meaning of Rule 13d-3(d)(1) promulgated by the SEC under the Securities Exchange Act of 1934, as amended) as of December 31, 2008.

(2)	Includes an aggregate of (i) 200,000 shares of our common stock underlying options granted to our employees on April 22, 2008, but not yet vested with respect to such underlying shares, which options shall vest as to one-half of such remaining underlying shares on each of January 3, 2010 and 2011 and (ii) 246,667 shares of our common stock underlying options granted to our employees on August 3, 2007, but not yet vested with respect to such underlying shares, which options shall vest as to one-half of the underlying shares on each of the second and third year anniversary of the grant date.

Set forth below is a description of the individual compensation arrangements or equity compensation plans not currently approved by our security holders pursuant to which 12,080,833 shares of our Common Stock included in the chart above were issuable as of December 31, 2008:

•

Option granted June 19, 2008 to an officer in recognition of performance and achievement to date, which option expires five years from grant date and is currently exercisable to purchase up to 3,000,000 shares of our Common Stock at an exercise price of $0.40 per share;

•

Options granted April 22, 2008 to several of our employees, which options expire five years from grant date and, subject to a vesting schedule, are currently exercisable with respect to 175,000 shares of our Common Stock at an exercise price of $0.50 per share;

•

Options granted August 3, 2007 to several of our employees, which options expire five years from grant date and, subject to a vesting schedule, are currently exercisable with respect to 123,333 shares of our Common Stock at an exercise price of $0.55 per share;

•

Option granted August 3, 2007 to a director in consideration of services performed on our behalf, which option expires five years from grant date and is currently exercisable to purchase up to 150,000 shares of our Common Stock at an exercise price of $0.55 per share;

•

Option granted August 3, 2007 to an officer in consideration of services to be performed on our behalf, which option expires five years from grant date and is currently exercisable with respect to 500,000 shares of our Common Stock at an exercise price of $0.55 per share;

•

Option granted August 3, 2007 to an officer in consideration of services to be performed on our behalf, which option expires five years from grant date and is currently exercisable with respect to 500,000 shares of our Common Stock at an exercise price of $0.825 per share;

•

Option granted August 3, 2007 to an officer in consideration of services to be performed on our behalf, which option expires five years from grant date and is currently exercisable with respect to 500,000 shares of our Common Stock at an exercise price of $1.10 per share;

•

Option granted January 4, 2007 to an officer in consideration of services performed on our behalf, which option expires five years from grant date and is currently exercisable to purchase up to 100,000 shares of our Common Stock at an exercise price of $0.56 per share;

•

Option granted December 20, 2006 to an officer in consideration of services to be performed on our behalf, which option expires five years from grant date and is currently exercisable with respect to 1,000,000 shares of our Common Stock at an exercise price of $0.50 per share;

•

Option granted December 20, 2006 to an officer in consideration of services to be performed on our behalf, which option expires five years from grant date and is currently exercisable with respect to 500,000 shares of our Common Stock at an exercise price of $0.60 per share;

•

Option granted December 20, 2006 to an officer in consideration of services to be performed on our behalf, which option expires five years from grant date and is currently exercisable with respect to 500,000 shares of our Common Stock at an exercise price of $1.00 per share;

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

•

Options granted April 29, 2005 to directors, officers and consultants in consideration of services performed on our behalf, which options expire five years from grant date and are currently exercisable to purchase up to an aggregate of 3,897,500 shares of our Common Stock at an exercise price of $0.05 per share; and

•

Option granted April 1, 2005 to a consultant in consideration of services performed on our behalf, which option expires five years from grant date and is currently exercisable to purchase up to 400,000 shares of our Common Stock at an exercise price of $0.30 per share.

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

Concentrations of Credit Risk

All of our receivables are due from oil and natural gas purchasers. We sold 99.7% of our oil and natural gas production to three customers during 2008.

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2008, we had approximately $6.1 million, in excess of FDIC insured limits. We have not experienced any losses in such accounts.

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

Liquidity and Capital Resources

As stated throughout this Annual Report, at December 31, 2008, our current liabilities exceeded our current assets by approximately $122.9 million and, absent a financial restructuring, our ability to continue to operate as a going concern is doubtful. Presently, we do not have the ability to make required interest payments of $4.27 million to the holders of our Senior Notes and New Notes on April 1, 2009. Similarly, we have not identified the means by which we can repay either the Senior Notes or the New Notes, the latter of which mature on June 15, 2009.

Our main sources of liquidity and capital resources for 2009 are expected to be cash on hand, internally generated cash flows from operations and any new credit facilities we are able to arrange. As of December 31, 2008, we had $6.4 million of cash on deposit at our principal bank, although this amount was reduced by a $3.3 million cash interest payment to the holders of our New Notes on January 2, 2009. During January 2009, we elected to terminate our Credit Agreement with Wells Fargo Foothill, Inc., leaving the Company without the use of this source of liquidity going forward. This Credit Facility was otherwise set to expire on April 15, 2009, 60 days prior to the maturity of our New Notes.

During 2008, net cash flow provided by operations decreased by $0.8 million to $6.2 million, as compared to $7.0 million for our 2007 fiscal year. This decrease occurred despite higher production volumes and oil and gas prices realized during 2008, primarily because of higher cash interest costs and higher general and administrative expenses during 2008

Excluding the potentially significant effects of unforeseen expenses, changes in our operating assets and liabilities, interest costs and general and administrative expenses, our cash flow from operations fluctuates primarily because of variations in oil and gas production rates and in commodity prices. In addition, our oil and gas production from either of our Texas properties may be curtailed due to weather-related factors beyond our control. For example, Hurricane Ike caused us to shut down our production from the Blessing Field Properties for seven days during September 2008, and to operate at curtailed production rates for several additional days after the storm. In addition, maintenance activities on, or damage to, major pipelines or processing facilities can also cause us to shut-in production for undetermined lengths of time. Such production delays and damage to facilities were experienced to varying degrees by other exploration and production companies, and by pipeline and processing facility operators during and after Hurricanes Katrina and Rita in 2005.

Our realized oil and gas prices vary significantly due to world political events, supply and demand for products, product storage levels, and weather patterns, among other factors. We sell 100% of our production at prevailing spot market prices. Accordingly, product price volatility will affect our cash flow from operations. To mitigate price volatility and to comply with the terms of our credit facility and bond issues, we entered into hedging arrangements during 2007 covering a substantial portion of our anticipated future production in order to limit the effect of swings in hydrocarbon prices on our revenues from operations. These hedge positions were liquidated during January 2009, with a portion of the approximate $4.5 million in proceeds used to fully retire and terminate the Credit Facility extended to the Company by Wells Fargo Foothill.

We incurred capital and drilling expenditures totaling approximately $21.9 million during 2008. These capital expenditures included $5.1 million for drilling and workover activities on the Eliasville Field Properties and $15.5 million for drilling and workovers on the Blessing Field Properties.

We currently do not expect to make significant development capital expenditures during 2009, as a result of the Company’s limited liquidity and the upcoming June 15, 2009 maturity of our New Notes.

Interest on that portion of our Senior Notes that were not restructured ($15 million), is due and payable on April 1, 2009 and semi-annually each October 1 and April 1 thereafter. Such notes carry a cash interest rate of 12.5%. These instruments are carried at a value of $15,450,000, reflecting the fact that the holders of the Senior Notes accepted our change of control offer to purchase these Senior Notes at a price equal to 103% of their par value. If a holder of the Senior Notes delivers a consent to us prior to the maturity or earlier repayment of the New Notes, such holder will be entitled to receive New Notes in a principal amount equal to 104.25% of the original face amount, plus any foregone interest since October 1, 2008. Interest on our New Notes of which $106.7 million was outstanding as of December 31, 2008, is due quarterly on April 1, 2009 and each April 1, July 1, October 1 and January 1 thereafter. The New Notes carry a rate of 15%, of which 12.5% must be paid in cash and 2.5% may be paid in additional PIK notes. The New Notes mature on June 15, 2009. We do not presently have the means to repay such obligations.

Our Convertible Notes were originally due on October 1, 2013 and interest on the Convertible Notes was payable semi-annually beginning April 1, 2008, with us having the option of paying any interest in cash or, subject to certain conditions being met, as additional principal amounts under the Convertible Notes, or PIK Notes. Our Convertible Notes were converted to common equity in a series of transactions occurring during July 2009 and therefore no longer accrue interest.

Effective October 1, 2007, we entered into a credit agreement with Wells Fargo Foothill, Inc., as arranger and administrative agent. This agreement, or Credit Facility, provides for a revolving credit line which is subject to a borrowing base of up to the lesser of $20.0 million, or an amount determined based on our proved oil and gas reserves. A $10 million sub-limit for the issuance of letters of credit is also established under the terms of the credit agreement. As of December 31, 2008, we had approximately $4.0 million borrowed under the Credit Facility. The Credit Facility was retired in full and terminated on January 30, 2009, using a portion of the proceeds from our January 28, 2009 liquidation of our hedge positions.

Our oil and gas properties were pledged in October 2007 as collateral for the revolving Credit Facility, as well as the Senior Notes and the Convertible Notes. These assets currently continue to secure the Senior Notes and the New Notes, as the Credit Facility and the Convertible Notes were retired or converted to equity in January 2009 and July 2008 respectively. We have also agreed not to pay dividends on our common stock.

The indenture governing the Convertible Notes is no longer operative as a result of these instruments being converted to equity in July 2008. The indenture governing the Senior Notes was amended and restated as of October 29, 2008 (Amended Senior Indenture). Under the Amended Senior Indenture, we are required to maintain a minimum ratio of PV-10 to Senior Secured Indebtedness of 1.15 as of June 30th and December 31 st of any year starting December 31, 2008. We are also required to maintain a maximum ratio of Senior Secured Indebtedness to LTM EBITDA, measured quarterly, of 7.75 on December 31, 2008 and 8.75 starting March 31, 2009 and thereafter. Finally, we are required to maintain a maximum ratio of Total Indebtedness to LTM EBITDA, measured quarterly, of 7.75 on December 31, 2008 and 8.75 starting March 31, 2009 and thereafter. We are also limited under the Amended Senior Indenture regarding annual capital expenditures and the acquisition of new assets, and are required to offer to retire a portion of the Senior Notes and New Notes at 101% of par value using excess cash flow as defined under the Amended Senior Indenture. We have determined that we will breach the PV-10 to Senior Secured Indebtedness ratio test for the period ending December 31, 2008, but will satisfy all other covenants applicable under the Amended Senior Indenture.

The most significant restrictive financial covenant under our Credit Facility was a minimum EBITDA test that became operative at the end of any quarter during which our cash plus unused credit availability under our line of credit fell below $10 million at any time. This covenant was never operative while the original Credit Agreement was in effect, because our combined cash and unused credit availability at any measuring point never fell below the $10 million threshold. We entered into a Forebearance, First Amendment to Credit Agreement and First Amendment to Fee Letter dated October 29, 2008 with Wells Fargo Foothill, which among other things required that we achieve minimum monthly EBITDA targets starting with the month ending October 31, 2008. We met this requirement until the January 30, 2009 repayment in full, and termination of, this Credit Agreement

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2008:

	Payments due by period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Contractual obligations:
Debt and interest(*)	$141,212	$141,212	$0	$0	$0
Office Lease	550	141	287	121	0

Total	$141,761	$141,353	$287	$121	$0

(*)	Assumes Senior Notes convert to New Notes and are repaid June 15, 2009

Changes in our working capital accounts from 2007 to 2008 include a decrease in our cash and marketable securities accounts of $12.6 million, primarily reflecting the use of a portion of net remaining proceeds from our two bond offerings which closed on October 1, 2007 to pay interest and capital costs during 2008. Our accounts receivable decreased by $1.6 million during 2008 from $3.8 million at year-end 2007 to $2.1 million. These accounts receivable are comprised entirely of oil and natural gas sales receivables. Due to an increase in our operating activities, our accounts payable balance increased from $2.1 million to $2.7 million as of year-end 2008. Royalties payable as of December 31, 2008 were $4.2 million, up from a balance of $3.8 million at year-end 2007, a reflection of an increase in suspense royalties as of year-end 2008. Accrued expenses as of December 31, 2008 were $1.3 million, an increase of $1.0 million over the year-end 2007 level. Accrued interest fell by $1.0 million to $4.5 million at year-end 2008 from the prior year’s level, primarily due to the retirement of our Convertible Notes in July 2008.

On December 31, 2008, our current liabilities exceeded our current assets by $122.9 million, primarily a function of our Senior Notes and New Notes being classified as short term liabilities.

We believe our short-term and long-term liquidity as of December 31, 2008 is not adequate to fund operations, including significant capital expenditures, interest and repayment of 2009 debt maturities.

Results of Operations

Revenue

The following table discloses the net oil and natural gas production volumes, sales, and sales prices for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Oil production volume (Mbbls)	252.3	149.3
Oil sales revenue ($000)	$24,716.1	$11,511.5
Price per Bbl	$97.94	$77.09

Gas production volume (Mmcf)	1,245.9	335.5
Gas sales revenue ($000)	$12,645.1	$2,459.1
Price per Mcf	$10.15	$7.33

Lease operating expense and production taxes

Our production expenses totaled $10.5 million during 2008, an increase of $5.4 million compared to $5.1 million during 2007. The following table presents the major components of our operating costs on a per Mcfe basis for fiscal years 2008 and 2007:

	December 31,
	2008		2007
	Total	Per Mcfe	Total	Per Mcfe
Direct Operating Expenses	$7,180,261	$2.60	$3,862.3	$3
Ad Valorem Taxes	549,739	0.20	243.0	0
Production Taxes	2,087,788	0.76	715.4	0
Field Office Expense	689,047	0.25	327.7	0

	$10,506,835	$3.81	$5,148.4	$4

Accretion of asset retirement obligation

Accretion expense for fiscal year 2008 was $32 thousand, as compared to $42 thousand of accretion expense for fiscal year 2007.

Depletion, depreciation and amortization (DD&A)

For our fiscal year 2008, we recorded DD&A expense of $32.4 million, compared to 2007 DD&A expense of $1.8 million. The major components of this 2008 expense were impairment of oil and gas properties of $26.0 million and depletion of our oil and gas properties of $6.3 million.

General and administrative expense (G&A expense)

General and administrative expense for fiscal year 2008 increased $3.2 million from the comparable 2007 period to $6.6 million. The largest portion of the 2008 total was comprised of salary and labor costs of $3.4 million. Other major components of 2008 general and administrative costs included consulting and professional fees of $1.3 million, office expense of $1.0 million and loan fees of $0.9 million. General and administrative expense for 2008 equaled $2.39 per Mcfe, compared to $2.77 per Mcfe during 2007.

Other income (expense)

Other income (expense) for fiscal year 2008 totaled an expense of $64.0 million, compared to a 2007 fiscal year expense of $13.9 million. The largest component of this total during 2008 was loss on conversion of debt of $41.5 million, mainly comprised of conversion make whole premium on the Convertible Notes, net of interest accrued through the date of conversion, of $21.3 million, unamortized deferred loan costs related to the Senior Notes of $8.7 million, unamortized deferred loan costs related to the Convertible Note of $4.5 million, unamortized debt discount on the Senior Notes of $3.5 million, consent solicitation premiums of $2.3 million and change of control purchase offer premiums of $1.2 million. Also included in other income (expense) during 2008 was interest expense of $23.5 million, as detailed below.

Interest income

Interest income increased to $514 thousand during fiscal year 2008, up from $99 thousand during 2007, an increase of $415 thousand. Interest earned during 2008 was attributable to interest earned on our “sweep” operating accounts as well as interest earned on the remaining net proceeds from our Senior Note offering which closed on October 1, 2007.

Interest expense

Interest expense during 2008 totaled $23.5 million, compared to 2007 interest expense of $14.1 million, an increase of $9.4 million. Total interest expense during 2008 included interest either paid or accrued on credit facilities and bonds of $19.3 million and amortization of debt issuance costs and discounts of $4.3 million.

The 2007 interest expense total included cash interest paid on credit facilities and notes payable of $1.8 million, accrued interest (primarily attributable to our two bond issues) of $5.6 million, amortization of fees, warrants and other consideration granted under various credit facilities of $6.2 million and amortization of debt discount of $0.6 million.

Loss on derivative instruments

We recorded an unrealized gain of $12.3 million on our derivative instruments in Other Comprehensive Income (Loss) as of December 31, 2008, compared to an unrealized loss of $7.4 million as of December 31, 2007. This figure represents the cumulative change in fair value of our hedge positions which qualify for cash-flow hedge accounting since the establishment of these positions during fiscal year 2007.

Net loss available to common shareholders

For the fiscal year 2008, our total comprehensive loss increased to $68.6 million, compared to our 2007 total comprehensive loss of $20.1 million. The major components of the 2008 comprehensive loss included loss on conversion of debt of $41.5 million, DD&A expense of $32.4 million and interest expense of $23.5 million. Our 2008 loss from operations totaled $16.9 million, compared to income from operations of $1.2 million during 2007. The 2008 loss from operations is primarily a reflection of an oil and gas property impairment charge of $26.0 million.

New Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS 162), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS 162 will have a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 is effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. The Company is currently evaluating the impact of SFAS 161, but we do not expect the adoption of this standard to have a material impact on our financial results.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Effective January 1, 2008, Baseline adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption resulted in additional disclosures as required by the pronouncement (See Note 7 – Fair Value Measurements) related to our fair value measurements for oil and gas derivatives and marketable securities but no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

Item 8.	Financial Statements.

The response to this item is included in Item 15—Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosures.

In designing such disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Noting these assumptions, under the supervision and with the participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, as required by Rule 13a-15(e) of the Exchange Act.

Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting of our Company, as such term is defined in Rule 13(a)-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately reflect transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on our financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”) to identify any material weaknesses with respect to our internal control over financial reporting as of December 31, 2008. A material weakness in internal controls over financial reporting is a significant deficiency, or a combination of significant deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

From our evaluation, as of December 31, 2008 we identified as a material weakness deficiencies in the documentation and consistent performance of certain detective controls surrounding account balances. Specifically, we did not maintain effective controls over certain reconciliations and, as a result, our controls over the preparation, review and monitoring of certain account reconciliations were ineffective to provide reasonable assurance that account balances were accurate and agreed with appropriate supporting detail, calculations or other documentation. Based on the foregoing material weakness and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting at December 31, 2008, was not effective.

We believe that the above deficiencies stem principally from our rapid growth over a relatively short span and may be adequately addressed through process changes. Accordingly, during 2009 we intend to modify our analytical procedures to ensure the accurate, timely and complete reconciliation of all major accounts to remediate such ineffectiveness and strengthen our internal controls environment. Proposed actions is an iterative process and will evolve as we continue to evaluate and improve our internal controls over financial reporting. Management will review progress on these activities on a consistent and ongoing basis at the CEO and senior management level in conjunction with our board of directors.

Despite the need to augment our internal controls over financial reporting, as outlined above, our management currently believes that the financial reports underlying our financial statements contained in this annual report are reliable given the organizational and process changes implemented through the date of this report.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over our financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information regarding our current directors and executive officers:

Name	Age	Position
Thomas R. Kaetzer	50	Chairman, Chief Executive Officer and President
Patrick H. McGarey	51	Chief Financial Officer
Randal B. McDonald, Jr.	51	Controller
John V. Lovoi	47	Director
Joshua L. Targoff	39	Director

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

John V. Lovoi. Mr. Lovoi is the managing partner of JVL Partners LLC, a private oil and gas investment partnership. Mr. Lovoi is a Director of Helix Energy Solutions (NYSE: HLX), an oilfield services company engaged in exploration and production and offshore oil and gas field development and Dril-Quip, Inc. (NYSE: DRQ), a provider of subsea equipment. From 1988 to 2003, Mr. Lovoi held a number of positions in the global oil and gas business, primarily in the areas of investment banking and equity research. From December 2000 until August 2002, Mr. Lovoi served as Head of Morgan Stanley’s Global Oil and Gas investment banking practice. Mr. Lovoi graduated from Texas A&M University in 1984 with a B.S degree in Chemical Engineering and received his Masters in Business Administration with an emphasis on Finance and Accounting from the University of Texas at Austin in 1988.

Joshua L. Targoff. Mr. Targoff is the General Counsel of Third Point LLC. Prior to joining Third Point in May of 2008, he served in the legal department of Jefferies & Company, Inc. from 2003, where he was most recently a Senior Vice President and the General Counsel for Investment Banking. From 1996 to 2003, he was an associate at the Debevoise & Plimpton LLP law firm. He received a B.A. from Brown University in 1991 and a J.D. from Yale Law School in 1996.

No Familial Relationships or Legal Proceedings

There are no family relationships among any of our current executive officers or directors.

At no time in the last five years has any bankruptcy petition been filed by or against any business of which any of our current executive officers or directors was a general partner or executive officer at the time of such bankruptcy or within two years prior to that time.

None of our current executive officers or directors has, during the last five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors). None of our current executive officers or directors has, during the last five years, been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and, as a result of such proceeding, was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws, or finding any violation with respect to such laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers and beneficial owners of more than 10% of our common stock, or “reporting persons” to file with the SEC reports of their holdings of, and transactions in, our common stock. Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of these reports furnished to the Company, we believe that all reports required to be filed by reporting persons pursuant to Section 16(a) of the Exchange Act were filed for the year ended December 31, 2008 on a timely basis, except for the Form 3 of John V. Lovoi, a director, and a Form 4 for each of Randal B. McDonald, Jr., our Controller, and Patrick H. McGarey, our CFO, which were filed late.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics (“Code of Conduct and Ethics”) that applies to all our directors, officers and employees, including our Chairman, Chief Executive Officer and Chief Financial Officer. A copy of our current Code of Conduct and Ethics is attached as Exhibit 14.1 to the amendment of our 2007 fiscal year annual report on Form 10-K/A filed with the SEC on April 25, 2008. All documents which we have filed on the SEC’s EDGAR system are available for retrieval at the SEC’s website at www.sec.gov, as well as available to the public from commercial document retrieval services. You may also obtain a copy of our Code of Conduct and Ethics at no cost, by writing or telephoning us at: Baseline Oil & Gas Corp., 411 North Sam Houston Parkway East, Suite 300, Houston, Texas 77060 (Tel: 281-591-6100). We undertake to make all disclosures that are required by law and the rules of the OTC Bulletin Board, where our common stock is currently traded, governing amendments to, or waivers from, any provision of the Code of Conduct and Ethics.

Corporate Governance

The OTC Bulletin Board does not require that we establish or maintain an audit committee. Currently management has the primary responsibility for the preparation of financial statements and the reporting process, including the system of internal controls, with the Board of Directors exercising oversight of the Company’s financial reporting process.

The rules of the OTC Bulletin Board, on which automated system our common stock is currently traded, does not require that we establish or maintain a nominations committee. Currently the Board identifies and selects director nominees for election at our annual meetings or for fulfilling vacancy(ies) on the Board, based upon qualifying criteria established by the Board. Under such criteria, directors are expected to bring a range of experience, knowledge and judgment and to act with integrity and commitment to our Company, our business plans and long-term stockholder value. Directors are also expected to have relevant business and industry experience in order to provide a useful perspective on significant risks and competitive issues facing us, and in particular, to demonstrate competence in one or more of the following areas: accounting or finance, markets, business or management experience, oil and gas industry knowledge, end user experience or perspective, crisis management, or leadership and strategic planning. Directors will also be expected to become familiar with the qualitative requirements necessary to serve as a director of a corporation engaged in the oil and gas industry.

Item 11.	Executive Compensation.

Although the OTC Bulletin Board does not require that we establish or maintain a compensation committee, historically our non-employee Directors have provided oversight of management’s decisions regarding the compensation of all other executive officers and other employees, including recommendations relating to the compensation of our Chief Executive Officer.

Set forth in the chart below is the compensation received by our Chief Executive Officer, our two most highly compensated officers other than the Chief Executive Officer, as well as the two most highly compensated former officers (collectively, the “Named Executive Officers”), at our fiscal years ended December 31, 2008 and December 31, 2007:

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	All Other Compensation
Thomas R. Kaetzer, Chairman, Chief Executive Officer and President (1)	2008	$235,000		$—	—	3,000,000	(2)	—	$97,916	(3)
	2007	190,000		50,000	—	—		—	—

Patrick H. McGarey, Chief Financial Officer (4)	2008	$200,000		$33,000	—	—		—	$83,333	(5)
	2007	61,875	(6)	500	—	1,500,000	(7)	—	—

Randal B. McDonald, Jr. Controller (8)	2008	$150,000		$7,500	—	100,000	(9)	—	$37,500	(10)
	2007	37,500	(11)	750	—	50,000	(12)	—	—

Richard M. Cohen, Chief Financial Officer (13)	2007	$56,219	(14)	—	—	100,000	(15)	—	—

Barrie Damson, Chairman and Chief Executive Officer (16)	2007	$0		—	—	—		—	—

(1)	Mr. Kaetzer became our President and Chief Operating Officer as of December 5, 2006. He was also appointed Chairman and Chief Executive Officer on March 21, 2007, upon the resignation of Mr. Damson.
(2)	Represents options granted June 19, 2008 currently exercisable to purchase up to 3,000,000 shares of our common stock at an exercise price of $0.40 per share.
(3)	Represents portion of severance payment, equal to Mr. Kaetzer’s 12-month base salary, for which he became entitled to upon the “change of control” that occurred in July 2008. Severance was payable $58,750 on October 29, 2008 and $19,583.33 per month thereafter, subject to the terms of that letter agreement dated as of October 29, 2008 between him and the Company.
(4)	Mr. McGarey was hired as our Chief Financial Officer effective as of August 16, 2007.
(5)	Represents portion of severance payment, equal to Mr. McGarey’s 12-month base salary, for which he became entitled to upon the “change of control” that occurred in July 2008. Severance was payable $50,000 on October 29, 2008 and $16,666.67 per month thereafter, subject to the terms of that letter agreement dated as of October 29, 2008 between him and the Company.
(6)	In 2007 Mr. McGarey was paid an amount equal to 137 days’ salary at his then annual salary of $165,000 as provided for in his employment agreement, or 37.5%.
(7)	Represents options granted August 3, 2007 to purchase (i) up to 500,000 shares of our common stock at an exercise price of $0.55 per share, (ii) up to 500,000 shares of our common stock at an exercise price of $0.825 per share and (iii) up to 500,000 shares of our common stock at an exercise price of $1.10 per share. Notwithstanding an initial three year vesting schedule, all of the options vested in full upon the occurrence of a Change of Control Event (as defined under the option agreement) in July 2008.

(8)	Mr. McDonald became our Controller as of October 1, 2007.
(9)

Represents option granted April 22, 2008 to purchase up to 100,000 shares of our common stock, at an exercise price of $0.50 per share, which option is currently exercisable with respect to 33,333 of the underlying shares. The option vests as to 1/3rd of such underlying shares on each of April 22, 2008, 2009 and 2010.

(10)	Represents a retention payment equal to 3 months’ base salary.
(11)	Represents 3 months’ base salary, commencing October 1, 2007, at his then annual salary of $150,000. Form April 1, 2007 to September 30, 2007, Mr. McDonald was engaged by our Company to do contract accounting work, for which services he received $46,000.
(12)

Represents options granted August 3, 2007 to purchase up to 50,000 shares of our common stock, at an exercise price of $0.55 per share, which option is currently exercisable with respect to 16,666 of the underlying shares. The option vests as to 1/3rd of such underlying shares on each of August 3, 2008, 2009 and 2010.

(13)	Mr. Cohen became our Chief Financial Officer in December 2005, at which time he received a salary of $7,500 per month. Mr. Cohen stepped down as Chief Financial Officer in August 2007 upon the hiring of Mr. McGarey.
(14)	In 2007 Mr. Cohen was paid an amount equal to 228 days’ salary at his then annualized salary of $90,000.
(15)	Option granted January 4, 2007 currently exercisable to purchase up to 100,000 shares of our common stock at an exercise price of $0.56 per share.
(16)	Mr. Damson joined our board of directors and became our Chairman and Chief Executive Officer as of February 1, 2006. Mr. Damson resigned as Chairman and Chief Executive Officer, effective March 21, 2007.

Set forth in the chart below are the outstanding equity awards held by our Named Executive Officers at our fiscal year ended December 31, 2008:

Outstanding Equity Awards at 2008 Fiscal Year-End

Name	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Thomas R. Kaetzer, Chairman, President and Chief Operating Officer(1)	3,000,000		0		$0.40	June 19, 2013
	1,000,000		0		0.50	December 20, 2011
	500,000		0		0.60	December 20, 2011
	500,000		0		1.00	December 20, 2011

Patrick H. McGarey, Chief Financial Officer(2)	500,000		0		0.55	August 3, 2012
	500,000		0		0.825	August 3, 2012
	500,000		0		1.10	August 3, 2012

Randal B. McDonald, Jr. Controller (3)	33,333	(4)	66,667	(4)	0.50	April 22, 2013
	16,666	(4)	33,334	(5)	0.55	August 3, 2012

Richard M. Cohen, Chief Financial Officer(6)	175,000		0		0.94	December 26, 2011
	100,000		0		0.56	January 4, 2012

Barrie Damson, Chief Executive Officer(7)	1,730,000	(7)	0		0.05	April 28, 2010

(1)	Mr. Kaetzer was hired as President and Chief Operating Officer on December 5, 2006. He was appointed as Chairman and Chief Executive Officer on March 21, 2007.
(2)	Mr. McGarey was hired as our Chief Financial Officer, effective as of August 16, 2007.
(3)	Mr. McDonald became our Controller as of October 1, 2007.

(4)

Option granted April 22, 2008 to purchase up to 100,000 shares of our common stock, at an exercise price of $0.50 per share, which option vests as to 1/3rd of such underlying shares on each of April 22, 2008, 2009 and 2010; provided, that Mr. McDonald’s employment has not been terminated for any reason.

(5)

Option granted August 3, 2007 to purchase up to 50,000 shares of our common stock, at an exercise price of $0.55 per share, which option vests as to 1/3rd of such underlying shares on each of August 3, 2008, 2009 and 2010; provided, that Mr. McDonald’s employment has not been terminated for any reason.

(6)	Mr. Cohen stepped down as Chief Financial Officer in August 2007.
(7)	Mr. Damson resigned as Chairman and Chief Executive Officer, effective March 21, 2007.
(8)	Option grants awarded on April 29, 2005 to purchase initially up to 6,000,000 shares of our common stock, at an exercise price of $0.05 per share, which amount of shares was adjusted to reflect the subsequent cancellations of options with respect to the purchase of 4,270,000 shares of our common stock in the aggregate since December 20, 2006.

Employment Agreements

Thomas R. Kaetzer Employment Agreement.

From December 20, 2006 until October 10, 2008, Mr. Kaetzer’s employment was governed by an employment agreement dated as of December 20, 2006. Under the employment agreement, Mr. Kaetzer served as our President and Chief Operating Officer, effective as of December 5, 2006. Mr. Kaetzer was appointed to serve also as our Chairman and Chief Executive Officer on March 21, 2007. Pursuant to that agreement, Mr. Kaetzer received a base salary of $190,000 during the first year of the agreement and a $50,000 performance bonus at the end of his first year of employment. Effective as of January 1, 2008, Mr. Kaetzer’s base salary was increased to $235,000 per annum. In addition, his employment agreement provided for us to issue to him three non-qualified stock options to purchase (i) up to 1,000,000 shares of our common stock, at an exercise price of $0.50 per share, (ii) up to 500,000 shares, at an exercise price of $0.60 per share and (iii) up to 500,000 shares, at an exercise price of $1.00 per share.

On October 10, 2008, Mr. Kaetzer submitted his resignation for “good reason” based upon the July 2008 conversion by Third Point and its affiliates of all of the outstanding Convertible Notes into shares of our common stock representing, in the aggregate, approximately 77.25% of the issued and outstanding common stock as of July 30, 2008. By letter agreement effective as of October 29, 2008, Mr. Kaetzer agreed to continue to serve as our Chief Executive Officer until the earlier of a merger of the Company into another entity, a sale of substantially all of the assets of the Company, or June 15, 2009 (each, an “Event”). In consideration for such commitment, we agreed to continue to pay Mr. Kaetzer’s at his then current salary, plus current benefits. By reason of the change of control, we also agreed to pay Mr. Kaetzer a severance payment equal to 12-months of his then current base salary, or $235,000, payable (i) $58,750 upon entry into the letter agreement, (ii) $19,583.33 per month during each month of employment preceding an Event, and (iii) the balance upon an Event. The Company’s obligation to make payment in full of the $235,000 is unconditional. Except for non-competition, confidentiality and intellectual property covenants contained therein, Mr. Kaetzer’s December 2006 employment agreement was mutually terminated as of the October 29, 2008 effective date of the letter agreement.

Patrick H. McGarey Employment Agreement.

From August 3, 2007 until October 10, 2008, Mr. McGarey’s employment was governed by an employment agreement dated as of August 3, 2007. Under the employment agreement, Mr. McGarey served as our Chief Financial Officer, effective August 16, 2007. Pursuant to the agreement, Mr. McGarey received an initial base salary of $165,000 per annum and a $33,000 performance bonus at the end of his first full year of employment. Effective as of January 1, 2008, Mr. McGarey’s base salary was increased to $200,000 per annum. In addition, his employment agreement provided for us to grant him three separate stock options to purchase (i) up to 500,000 shares of our common stock, at an exercise price of $0.55 per share, (ii) up to 500,000 shares, at an exercise price of $0.825 per share and (iii) up to 500,000 shares, at an exercise price of $1.10 per share.

On October 10, 2008, Mr. McGarey submitted his resignation for “good reason” based upon that “change of control” event in July 2008 occasioned by Third Point and affiliates acquiring outstanding Convertible Notes convertible into shares of our common stock representing, in the aggregate, approximately 77.25% of the issued and outstanding Common Stock as of July 30, 2008. By letter agreement effective as of October 29, 2008, Mr. McGarey agreed to continue to serve as our Chief Financial Officer until the earlier of a merger of the Company into another entity, a sale of substantially all of the assets of the Company, or June 15, 2009 (each, an “Event”). In consideration for such commitment, we agreed to continue to pay Mr. McGarey at his then current salary, plus current benefits. By reason of the change of control, we also agreed to pay Mr. McGarey a severance payment equal to 12-months of his then current base salary, or $200,000, payable (i) $50,000 upon entry into the letter agreement, (ii) $16,666.67 per month during each month of employment preceding an Event, and (iii) the balance upon an Event. The Company’s obligation to make payment in full of the $200,000 is unconditional. Except for non-competition, confidentiality and intellectual property covenants contained therein, Mr. McGarey’s August 2007 employment agreement was mutually terminated as of the October 29, 2008 effective date of the letter agreement.

Director Compensation

During fiscal year 2008, our non-employee directors were entitled to receive $6,500 for each fiscal quarter. We also reimburse our directors for reasonable expenses in connection with attendance at board and committee meetings. Directors may also eligible to receive stock options offered by our Company from time to time.

Set forth in the chart below is compensation received by our directors for the fiscal year ended December 31, 2008:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards (4) ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Thomas R. Kaetzer, Chairman	—	—	—	—	—	—	0
Richard D’Abo	$24,277	—	—	—	—	—	$24,277
Alan D. Gaines	$24,277	—	—	—	—	—	$24,777
John V. Lovoi(1)	$0	—	—	—	—	—	$0
Todd Swanson(2)	$0	—	—	—	—	—	$0

(1)	Mr. Lovoi became a Director as of August 27, 2008.
(2)	Mr. Swanson became a Director as of August 27, 2008. On February 10, 2009, Mr. Swanson resigned as a Director and was replaced by Joshua L. Targoff.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the March 27, 2009 by (i) each of our current directors and our Named Executive Officers, (ii) each person who, to our knowledge, beneficially owns more than 5% of outstanding shares of our common stock; and (iii) all of our current directors and executive officers as a group. The information contained in the following table is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the SEC.

Name and Address Of Beneficial Owner (1)	Shares Beneficially Owned(2)		Percentage(3)
Thomas R. Kaetzer, President, Chief Executive Officer and Director (Chairman)	5,009,000	(4)(5)	3.2%
Patrick H. McGarey, Chief Financial Officer	1,515,000	(6)	1.0%
Randal B. McDonald, Jr., Controller	63,332	(7)(8)	*
John V. Lovoi, Director	29,200,000	(9)(15)	19.3%
Joshua L. Targoff, Director	0		*
Third Point LLC (10)	88,321,348	(11)(12)	58.3%
Third Point Partners L.P. (10)	35,502,047	(12)	23.4%
Third Point Qualified Partners L.P. (9)	52,423,301	(12)	34.6%
JVL Advisors, LLC (13)	23,350,000	(14)(15)	15.4%
JVL Global Energy (QP), LP (13)	8,842,593	(15)	5.8%
Alan Gaines (16)	7,664,250	(17)	5.0%
Current Executive Officers and Directors as a Group (consisting of 5 persons)	35,807,332	(4)(5)(6)(7)(8)(9)(15)	22.7%

(*)	less than 1%
(1)	Unless otherwise indicated, the address of each beneficial owner reported above is c/o Baseline Oil & Gas Corp., 411 North Sam Houston Parkway East, Suite 300, Houston, Texas 77060.
(2)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 27, 2009 upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 27, 2009 have been exercised.
(3)	At March 27, 2009, a total of 151,497,530 shares of our common stock were issued and outstanding.
(4)	Includes options currently exercisable to purchase: (i) up to 3,000,000 shares of our common stock at an exercise price of $0.40 per share; (ii) up to 1,000,000 shares of our common stock at an exercise price of $0.50 per share; (iii) up to 500,000 shares of our common stock at an exercise price of $0.60 per share; and (iv) up to 500,000 shares of our common stock at an exercise price of $1.00 per share.
(5)	Includes 5,000 shares of our common stock held for the benefit of children of Mr. Kaetzer, which Mr. Kaetzer has discretionary authority to vote and accordingly may be deemed to be the beneficial owner thereof. Mr. Kaetzer expressly disclaims any such beneficial ownership of these shares.
(6)	Refers to options currently exercisable to purchase (i) up to 500,000 shares of our common stock at an exercise price of $0.55 per share, (ii) up to 500,000 shares of our common stock at an exercise price of $0.825 per share, and (iii) up to 500,000 shares of our common stock at an exercise price of $1.10 per share.
(7)	Includes option granted April 22, 2008 to purchase up to 100,000 shares of our common stock at an exercise price of $0.50 per share, which option is currently exercisable with respect to 46,666 underlying shares. The option vests with respect to 20% of such underlying shares at the grant date and then, as to 1/3rd of such remaining underlying shares on each of January 3, 2009, 2010 and 2011.
(8)	Includes option granted August 3, 2007 to purchase up to 50,000 shares of our common stock at an exercise price of $0.55 per share, which option is currently exercisable with respect to 16,666 underlying shares. The option vests as to 1/3rd of such underlying shares on each of August 3, 2008, 2009 and 2010.

(9)	John V. Lovoi is the managing partner of each of JVL Advisors, LLC (“Advisors”) and Peninsula – JVL Capital Advisors, LLC (“Capital Advisors”), and may be deemed to beneficially own the 23,350,000 aggregate shares of our common stock directly or indirectly owned or held by Advisors and the 5,850,000 shares of our common stock directly or indirectly owned or held by Capital Advisors. Capital Advisors is the general partner of Belridge Energy Advisors, LP (“Belridge”), which directly or indirectly owns 5,850,000 shares of our common stock, and accordingly may be deemed to beneficially own all of the shares of our common stock directly or indirectly owned or held by Belridge. See notes (14) and (15) below.
(10)	Beneficial owner’s address is 390 Park Avenue, 18th floor, New York, New York 10022.
(11)	Third Point LLC acts as the investment manager of (i) Third Point Partners L.P. (“Partners”), which directly or indirectly owns 35,502,047 shares of our common stock and (ii) Third Point Partners Qualified L.P. (“Qualified Partners”), which directly or indirectly owns 52,423,301 shares of our common stock. Third Point LLC, as investment manager of Partners and Qualified Partners, and Daniel S. Loeb, as Chief Executive Officer of Third Point LLC, may each be deemed to beneficially own the shares of our common stock directly or indirectly owned or held by Partners and by Qualified Partners.
(12)	Based on the relationships described in note (11) above, the entities named therein may also be deemed to constitute a “group” within the meaning of Rule 13d-5(b)(1) under the Exchange Act; however, this statement shall not be construed as an admission that Third Point LLC, Partners, Qualified Partners and Mr. Loeb are a group, or have agreed to act as a group. Each joint filer disclaims beneficial ownership of these securities except to the extent of any direct pecuniary interest therein, and this report shall not be deemed to be an admission that any such joint filer is the beneficial owner of these securities for purposes of Section 16 or for any other purpose. The foregoing information is based upon (i) the Schedule 13D, as amended through December 30, 2008, initially filed with the SEC on July 18, 2008 by Third Point LLC, Partners, Qualified Partners and Mr. Loeb and (ii) Form 4 filed December 31, 2008 by Third Point LLC.
(13)	Beneficial owner’s address is 10,000 Memorial Drive, Suite 550, Houston, TX 77024.
(14)	Advisors is the general partner of: (i) JVL Global Energy (QP), LP (“Energy Qualified LP”), which directly or indirectly owns 8,842,593 shares of our common stock; (ii) JVL Global Energy, LP (“Energy LP”), which directly or indirectly owns 6,718,110 shares of our common stock; (iii) Navitas Fund LP (“Navitas LP”), which directly or indirectly owns 6,143,094 shares of our common stock; and (iv) Navitas Fund (QP), LP (“Navitas Qualified LP”), which directly or indirectly owns 1,646,203 shares of our common stock. As the general partner, Advisors may be deemed to beneficially own all of the shares of our common stock directly or indirectly owned or held by Energy Qualified LP, Energy LP, Navitas LP and Navitas Qualified LP.
(15)	Based on the relationships described in notes (9) and (14) above, the entities and persons named therein may also be deemed to constitute a “group” within the meaning of Rule 13d-5(b)(1) under the Exchange Act; however, this statement shall not be construed as an admission that Advisors, Energy Qualified LP, Energy LP, Navitas LP, Navitas Qualified LP, Capital Advisors, Belridge and Mr. Lovoi are a group, or have agreed to act as a group. Each joint filer disclaims beneficial ownership of these securities except to the extent of any direct pecuniary interest therein, and this report shall not be deemed to be an admission that any such joint filer is the beneficial owner of these securities for purposes of Section 16 or for any other purpose. The foregoing information is based upon the Schedule 13D, as amended through December 30, 2008, initially filed with the SEC on August 22, 2008. See Notes (14) and (15).
(16)	Beneficial owners address is c/o Thompson & Knight, 919 Third Avenue, 39th Floor, New York, NY 10022.
(17)	Includes options currently exercisable to purchase up to 1,730,000 shares of our common stock at an exercise price of $0.05 per share.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by the owners, have sole investment and voting power over the shares listed opposite their names.

Change in Control

As previously reported by us and disclosed by Third Point in its Schedule 13D, on July 17, 2008 Third Point converted into 62,018,850 shares of our common stock $44,650,000 aggregate principal amount of the Subordinated Notes acquired by them in a series of transactions commencing July 7, 2008, which acquisition and conversion resulted in a change in the controlling interest of our Company (the “Change of Control Event”). In subsequent transactions, Third Point acquired an additional $8,850,000 aggregate principal amount of the Subordinated Notes and, on July 30, 2008, converted into 12,292,650 more shares of our common stock. After we elected to issue additional shares pursuant to the “make-whole” provisions of the Indenture under which the Subordinated Notes were issued, Third Point received an additional 42,723,747 shares of our common stock with respect to the total principal amount of the Subordinated Notes converted. As disclosed in Nos. 4 and 5 to its Schedule 13D, on August 12, 2008 and December 30, 2008, Third Point and its affiliates sold, in privately negotiated transactions, an aggregate of 11,700,000 and 17,500,000 shares of our common stock, respectively, then held.

Accordingly, after giving effect to the above conversions and accounting for the shares of common stock otherwise held and subsequently sold by it, at March 27, 2009 Third Party held a total of 88,321,348 shares, representing approximately 58.3% of our then outstanding shares of common stock.

Third Point, acting through affiliated funds, collectively expended an aggregate of approximately $49,669,243 of its own or affiliated investment capital to acquire the shares of our common stock held by it. Other than shares of common stock acquired upon the conversion of Subordinated Notes previously held, Third Party effected the purchases of common stock primarily through margin accounts, which are maintained for them with Goldman, Sachs & Co., Citigroup Global Markets, Inc., UBS Securities LLC and Bear, Stearns Securities Corp. and which may extend margin credit to the funds managed by Third Point as and when required to open or carry positions in the margin accounts, subject to applicable Federal margin regulations, stock exchange rules and the firms’ credit policies. In such instances, the positions held in the margin accounts are pledged as collateral security for the repayment of debit balances in the accounts.

Item 13.	Certain Relationships and Related Transactions, and Director Independence. Certain Relationships and Related Party Transactions

Relationships and Related Transactions.

Except as set forth below, since January 1, 2007 there have been no transactions, or currently proposed transactions, of an amount exceeding or to exceed $120,000, to which we were or are to be a party, in which any of our directors, executive officers or other Related Party (as defined below) had or is to have a direct or indirect material interest.

Mr. Lovoi, a current director, is a managing partner of JVL Advisors LLC and Peninsula – JVL Capital Advisors LLC, money management firms and, at March 27, 2009, indirect holders of an aggregate of 29,200,000 shares of our common stock, or 19.3% of our Company, as disclosed in the amended Schedule 13D filed on December 30, 2008 by such firms and elsewhere in this Annual Report under “Securities Ownership of Certain Beneficial Owners and Management – Change of Control.” As managing partner, Mr. Lovoi shares voting and dispositive power over the 29,200,000 shares of common stock beneficially owned by such money management firms.

Mr. Targoff, another current director, is General Counsel of Third Point and, as disclosed elsewhere in this Annual Report under “Securities Ownership of Certain Beneficial Owners and Management – Change of Control,” Third Point presently has voting and dispositive power over 88,321,348 shares, or 58.3% of our common stock, following the Change of Control Event. Mr. Targoff replaced Todd Q. Swanson, a former director, who serves as an analyst at Third Point. Mr. Swanson resigned as a member of our Board of Directors on February 10, 2009.

In addition, as previously disclosed on our Current Report on Form 8-K filed with the SEC on January 29, 2007, on January 26, 2007 then Chairman and Chief Executive Officer Barrie Damson and then director Alan Gaines each made a loan of $50,000 to us to be used for our short-term working capital needs and evidenced by promissory notes. The notes accrued interest at an annual rate of six percent (6%) and matured, as extended by amendment dated April 10, 2007, on the earlier to occur of (i) the date on which we close an equity offering in which we obtain gross proceeds in excess of three million dollars ($3,000,000) or (ii) October 13, 2010. On October 1, 2007, we repaid the outstanding principal amount of $50,000 plus aggregate accrued interest in the amount of $2,252. Such amounts were repaid from the net proceeds realized by our October 1, 2007 placement to institutional investors of the Convertible Notes and our 12.5% Senior Secured Notes due 2012.

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

Policies and Procedures Regarding Related Party Transactions

A “Related Party Transaction” is any transaction, arrangement or relationship where the Company is a participant, the Related Party (defined below) had, has or will have a direct or indirect material interest and the aggregate amount involved is expected to exceed $120,000 in any calendar year. “Related Party” includes (a) any person who is or was (at any time during the last two fiscal years) an executive officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of the Company’s voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.

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

Audit and Tax Fees

During fiscal year 2008 and fiscal year 2007, the aggregate fees for which we were billed by Malone & Bailey, PC, our independent registered public accounting firm, for professional services were as follows:

	Fiscal Year Ended
	December 31, 2008		December 31, 2007
Audit Fees (1)		$168,750	$133,966
Audit-Related Fees (2)	$	N/A	$187,047	(3)
Tax Fees (4)		$13,045	$5,496
All Other Fees		N/A	N/A

(1)	Fees for audit services include fees associated with the audit of our annual financial statements for the years ended December 31, 2008 and 2007, review of our annual reports on Form 10-K and the review of our quarterly reports on Form 10-Q, during the year reported. Also includes fees associated with SEC registration statements, comfort letters and consents.

(2)	Consist primarily of fees associated with accounting consultations and diligence services with respect to acquisitions, related debt offerings and Sarbanes-Oxley compliance.
(3)	In connection with our Sarbanes-Oxley review, we also paid the consulting firm Axia Resources fees totaling $69,861.25 during the fiscal year ended 2007.
(4)	Consist primarily of professional services rendered for tax compliance, tax advice and tax planning.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The response to this item is submitted in a separate section of this report.

(a)(3) Exhibits

Exhibit Nos.	Description
2.1	Purchase and Sale Agreement, dated December 20, 2006, by and among the Company, Statex Petroleum I, L.P. and Charles W. Gleeson LP. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K report, filed December 21, 2006).

2.1.1	Second Amendment to Purchase and Sale Agreement, dated March 9, 2007, by and among the Company, Statex Petroleum I, L.P. and Charles W. Gleeson LP (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K report, filed March 15, 2007).

2.2	Form of Membership Interest Redemption Agreement, dated as of March 16, 2007, by and between the Company and New Albany-Indiana, LLC (incorporated herein by reference to Exhibit 99.5 of the Company’s Form 8-K report, filed March 19, 2007).

2.3	Form of Assignment, Bill of Sale, and Conveyance, dated March 16, 2007, from New Albany-Indiana, LLC to the Company (incorporated herein by reference to Exhibit 99.6 of the Company’s Form 8-K report, filed March 19, 2007).

2.4	Asset Purchase and Sale Agreement , dated August 9, 2007, among the Company and each of DSX Energy Limited, LLP, Kebo Oil & Gas, Inc., Sanchez Oil & Gas Corp., Sue Ann Operating, L.L.C., and twenty-three other individuals, trusts, and companies (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K report, filed August 15, 2007).

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K report, filed January 19, 2006).

3.1.1	Certificate of Amendment of Articles of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the Company’s Form 8-K report, filed July 15, 2008).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 of the Company’s registration statement on Form SB-2, filed June 25, 2004).

4.1	Form of Warrant (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K report, filed November 16, 2006).

4.2	Form of Common Stock Warrant, dated February 1, 2006 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB annual report, filed March 31, 2006).

4.3	Form of Registration Rights Agreement for February Private Placement (incorporated by reference to Exhibit 10.5 of the Company’s Amendment No. 1 to this Registration Statement on Form SB-2 filed on August 1, 2006).

4.4	Form of Common Stock Warrant, dated February 1, 2006, issued to Lakewood Group, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB annual report, filed March 31, 2006).

4.5	Form of Warrant A-2, dated April 12, 2007, issued to Drawbridge Special Opportunities Fund LP (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K report, filed April 18, 2007).

4.6	Form of Warrant A-1, dated April 12, 2007, issued to D.B. Zwirn Special Opportunities Fund LP (incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K report, filed April 18, 2007).

4.7	Registration Rights Agreement, dated as of April 12, 2007, among the Company and each of Drawbridge Special Opportunities Fund LP and D.B. Zwirn Special Opportunities Fund, L.P. (incorporated herein by reference to Exhibit 99.5 of the Company’s Form 8-K report, filed April 18, 2007).

4.8	Senior Secured Notes Indenture, dated as of October 1, 2007, by and among the Company and The Bank of New York, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K report, filed October 5, 2007)

4.8.1	Amended and Restated Indenture, dated as of October 30, 2008 among the Company and The Bank of New York Mellon. (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K report, filed November 3, 2008)

4.9	Form of Global 12 1/2% Senior Secured Exchange Note due 2012 (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K report, filed March 31, 2008).

4.10	Form of Global 15% Senior Secured PIK Note due 2009 (incorporated herein by reference to Exhibit 4.2 of the Company’s Report on Form 8-K report, filed November 3, 2008).

4.11	Senior Notes Registration Rights Agreement, dated October 1, 2007, between the Company and Jefferies & the Company, Inc. (incorporated herein by reference to Exhibit 4.11 of the Company’s Form 8-K report, filed October 5, 2007)

4.12	Convertible Notes Indenture, dated as of October 1, 2007, by and among the Company and The Bank of New York, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.6 of the Company’s Form 8-K report, filed October 5, 2007).

4.13	Form of Rule 144A Global 14% Senior Subordinated Convertible Secured Note due 2013 (incorporated herein by reference to Exhibit 4.7 of the Company’s Form 8-K report, filed October 5, 2007).

4.14	Form of Regulation S Global 14% Senior Subordinated Convertible Secured Note due 2013 (incorporated herein by reference to Exhibit 4.8 of the Company’s Form 8-K report, filed October 5, 2007).

4.15	Form of IAI Global 14% Senior Subordinated Convertible Secured Note due 2013 (incorporated herein by reference to Exhibit 4.9 of the Company’s Form 8-K report, filed October 5, 2007).

4.16	Convertible Notes Registration Rights Agreement, dated October 1, 2007, between the Company and Jefferies & the Company, Inc. (incorporated herein by reference to Exhibit 4.12 of the Company’s Form 8-K report, filed October 5, 2007)

4.17	Consent, dated October 29, 2008, from Cede & Co., with acknowledgement by the Company (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K report, filed November 3, 2008)

10.1	Credit Agreement, dated October 1, 2007, among the Company, Wells Fargo Foothills, Inc., as arranger and administrative agent, and lenders named therein (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K report, filed October 5, 2007)

10.1.1	Forbearance, First Amendment to Credit Agreement and First Amendment to Fee Letter, dated October 30, 2008, among the Company, Wells Fargo Foothill, Inc., as arranger, administrative agent and lender, and other lenders identified therein. (incorporated herein by reference to Exhibit 10.1.1 of the Company’s Form 8-K report, filed November 3, 2008)

10.2	Security Agreement, dated October 1, 2007, among Wells Fargo Foothills, Inc. and the Company (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K report, filed October 5, 2007)

10.3	Intercreditor Agreement, dated October 1, 2007, among Wells Fargo Foothills, Inc., The Bank of New York and the Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K report, filed October 5, 2007)

10.3.1	First Amendment to Intercreditor Agreement, dated October 30, 2008, among the Company, The Bank of New York Mellon and Wells Fargo Foothills, Inc. (incorporated herein by reference to Exhibit 10.2.1 of the Company’s Form 8-K report, filed November 3, 2008)

10.4	Senior Notes Security Agreement, dated October 1, 2007, among The Bank of New York Trust the Company, NA, as collateral agent, and the Company (incorporated herein by reference to Exhibit 4.5 of the Company’s Form 8-K report, filed October 5, 2007)

10.5	Convertible Notes Security Agreement, dated October 1, 2007, among The Bank of New York Trust the Company, NA, as collateral agent, and the Company (incorporated herein by reference to Exhibit 4.10 of the Company’s Form 8-K report, filed October 5, 2007)

10.6	Form of Stock Option Agreement issued in April 2005 by the Company to Barrie Damson and Alan Gaines (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K report, filed May 3, 2005).

10.7	Employment Agreement, dated December 5, 2006, by and between the Company and Thomas Kaetzer (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K report, filed December 21, 2006.

10.8	Stock Option Agreement, dated December 20, 2006, by and between the Company and Thomas Kaetzer (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K report, filed December 21, 2006).

10.9	Stock Option Agreement, dated December 20, 2006, by and between the Company and Thomas Kaetzer (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K report, filed December 21, 2006).

10.10	Stock Option Agreement, dated December 20, 2006, by and between the Company and Thomas Kaetzer (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-K report, filed December 21, 2006).

10.11	Employment Agreement, dated August 3, 2007, by and between the Company and Patrick McGarey (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K report, filed August 6, 2007).

10.12	Stock Option Agreement, dated August 3, 2007, by and between the Company and Patrick McGarey (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K report, filed August 6, 2007).

10.13	Purchase Agreement, dated September 17, 2007, between the Company and Jefferies & Company, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K report, filed September 20, 2007).

10.14	Form of Lease Agreement, dated October 26, 2007, between the Company and 411 NSHP Partner, LP (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed March 31, 2007).

10.14.1	Lease Addendum, dated October 26, 2007, between the Company and 411 NSHP Partner, LP (incorporated herein by reference to Exhibit 10.14.1 of the Company’s Annual Report on Form 10-K, filed March 31, 2007).

10.15	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 99.1 the Company’s Report on Form 8-K, filed February 3, 2009).

14.1	Code of Business Conduct and Ethics. (incorporated herein by reference to Exhibit 14.1 the Company’s amended Annual Report on Form 10-K/A, filed April 24, 2007).

23.1 *	Consent of Cawley, Gillespie & Associates, Inc.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer

32.2 *	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

99.1 *	Evaluation Summary—Reserve Report of Independent Petroleum Engineering Firm*

(*)	Indicates filed herewith

BASELINE OIL & GAS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Baseline Oil & Gas Corp.

Houston, Texas

We have audited the accompanying balance sheets of Baseline Oil and Gas Corp. (a Nevada Corporation) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baseline Oil and Gas Corp. as of December 31, 2008 and 2007 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Baseline Oil & Gas Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Baseline Oil & Gas Corp. suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 31, 2009

BASELINE OIL & GAS CORP.

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,350,520	$5,014,455
Short term investments – trading securities	—	13,901,275
Accounts receivable	2,137,204	3,774,033
Derivative asset	4,432,079	—
Deferred loan costs	341,152	2,310,975
Prepaid and other current assets	157,210	111,884

Total current assets	13,418,165	25,112,622
OIL AND NATURAL GAS PROPERTIES – using successful efforts method of accounting
Proved properties	149,699,206	128,381,629
Unproved properties	8,510,126	8,475,666
Less accumulated depletion, depreciation and amortization	(34,119,869)	(1,823,233)

Oil and natural gas properties, net	124,089,463	135,034,062
Other assets	37,939	15,989
Deferred loan costs, net of accumulated amortization of $22,197,084 and $6,390,283, respectively	—	13,038,093
Other property and equipment, net of accumulated depreciation of $98,129 and $17,519, respectively	371,151	184,551

TOTAL ASSETS	$137,916,718	$173,385,317

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,718,303	$2,151,549
Accrued interest	4,483,359	5,387,671
Accrued expenses	1,303,056	405,465
Royalties payable	4,164,955	3,827,901
Short term debt and current portion of long-term debt, net of discount of $2,444,967 and $0, respectively	123,693,783	65,006
Derivative liabilities – short term	—	3,076,709

Total current liabilities	136,363,456	14,914,301
Long term debt, net of discount of $0 and $4,436,137, respectively	—	160,816,395
Asset retirement obligations	314,532	282,947
Derivative liability – long term	—	5,759,471

Total liabilities	136,677,988	181,773,114

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value per share; 300,000,000 shares authorized; 151,497,530 and 34,408,006 shares issued and outstanding, respectively	151,498	34,408
Additional paid-in capital	111,703,204	33,617,266
Accumulated other comprehensive gain (loss)	4,955,580	(7,362,151)
Accumulated deficit	(115,571,552)	(34,677,320)

Total stockholders’ equity (deficit)	1,238,730	(8,387,797)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) (DEFICIT)	$137,916,718	$173,385,317

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
REVENUES
Oil and gas sales	$37,361,186	$13,970,654
Oil and gas hedging	(4,706,964)	(2,361,614)

Total revenue	32,654,222	11,609,040

COSTS AND EXPENSES
Production	10,506,835	5,148,418
General and administrative	6,597,315	3,406,450
Depreciation, depletion, amortization and impairment	32,377,246	1,840,752
Accretion expense	31,585	41,988

Total costs and expenses	49,512,981	10,437,608

Net Income (loss) from operations	$(16,858,759)	$1,171,432

OTHER INCOME (EXPENSE)
Other income	497,417	66,407
Interest income	514,422	98,885
Interest expense	(23,517,437)	(14,094,504)
Loss on conversion of debt	(41,482,678)	—
Realized loss on marketable securities	(47,197)	—
Unrealized gain on marketable securities	—	45,875

Total other expense, net	(64,035,473)	(13,883,337)

NET LOSS	$(80,894,232)	$(12,711,905)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on derivative instruments	12,317,731	(7,362,151)

Total comprehensive loss	$(68,576,501)	$(20,074,056)

NET LOSS PER SHARE – Basic and Diluted	$(0.93)	$(0.39)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	87,354,985	32,554,343

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,894,232)	$(12,711,905)
Adjustments to reconcile net loss to net cash
Used in operating activities
Share based compensation	1,612,711	816,365
Common stock issued for services	—	360,000
Depreciation, depletion, amortization and impairment	32,377,246	1,840,752
Amortization of debt discount	1,712,617	576,812
Amortization of deferred loan costs	2,558,765	6,153,091
Loss(gain) on derivative instruments	(950,528)	1,893,069
Loss on conversion of debt	41,482,678	—
Unrealized gain on marketable securities	—	(45,875)
Loss on sale of short term investments	47,197	—
Accretion expense	31,585	41,988
Changes in operating assets and liabilities
Accounts receivable	1,636,829	(3,774,033)
Prepaid and other current assets	(67,276)	96,838
Accounts payable	566,754	2,068,676
Accrued interest	4,782,587	5,526,618
Accrued expenses	976,170	319,971
Royalties payable	337,054	3,827,901

Net cash provided by operating activities	6,210,157	6,990,268
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of proved oil and gas properties	—	(124,490,793)
Investment in proved properties	(21,865,577)	(5,228,246)
Investment in unproved properties	(34,460)	(665,531)
Premiums paid for hedge contracts	—	(419,040)
Purchase of marketable securities	(10,563,674)	(15,851,790)
Proceeds from sale of marketable securities	24,417,752	1,996,390
Purchase of property and equipment, other	(267,210)	(202,070)

Net cash used in investing activities	(8,313,169)	(144,861,080)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	11,405,859	195,847,305
Repayments of debt	(7,715,897)	(36,914,178)
Deferred loan costs incurred	(250,885)	(16,171,538)

Net cash provided By financing activities	3,439,077	142,761,589

INCREASE IN CASH AND CASH EQUIVALENTS	1,336,065	4,890,777
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,014,455	123,678

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,350,520	$5,014,455

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	14,384,039	1,571,815
Cash paid for income taxes	—	—
NON-CASH ACTIVITIES
Unrealized gain (loss) on derivative liability	12,317,731	(7,362,151)
Debt issued in lieu of cash interest	3,500,000	—
Stock issued in lieu of cash interest	—	226,203
Stock issued on conversion of debt	53,041,544	725,000
Stock issued for make whole premium on conversion of debt	17,906,744	—
Warrants issued in conjunction with debt	—	2,373,674
Overriding royalty interest granted in conjunction with debt	—	2,678,000
Stock issued for note extension	—	190,000
Asset retirement obligation incurred	—	240,959

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2006	31,342,738	$31,343	$28,423,418	$—	$(21,564,640)	$6,890,121
Fair value of warrants issued in conjunction with debt	—	—	2,373,674	—	—	2,373,674
Stock-based compensation	—	—	816,365	—	—	816,365
Stock issued for consulting fees	600,000	600	359,400	—	—	360,000
Stock issued for note extension	380,000	380	189,620	—	—	190,000
Stock issued on conversion of debt	1,450,000	1,450	723,550	—	—	725,000
Stock issued in lieu of cash interest	393,032	393	225,810	—	—	226,203
Stock issued for cashless exercise of stock options	242,236	242	(242)	—	—
Cumulative change in derivative liability	—	—	505,671	—	(400,775)	104,896
Unrealized loss on hedge contracts	—	—	—	(7,362,151)		(7,362,151)
Net loss	—	—	—		(12,711,905)	(12,711,905)

Balance at December 31, 2007	34,408,006	$34,408	$33,617,266	$(7,362,151)	$(34,677,320)	$(8,387,797)
Stock-based compensation	—	—	1,612,711	—	—	1,612,711
Stock issued on conversion of debt	117,035,248	117,036	76,473,281	—	—	76,590,317
Stock issued for cashless exercise of stock options	54,276	54	(54)	—	—
Unrealized gain on hedge contracts	—	—	—	12,317,731		12,317,731
Net loss	—	—	—		(80,894,232)	(80,894,232)

Balance at December 31, 2008	151,497,530	$151,498	$111,703,204	$4,955,580	$(115,571,552)	$1,238,730

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

Concentrations of Credit Risk

All of the Company’s receivables are due from oil and natural gas purchasers. The Company sold 99% and 89% of its oil and natural gas production to three customers in 2008 and 2007, respectively.

Baseline maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2008 and 2007, Baseline had approximately $6,100,520 and $4,774,678, in excess of FDIC insured limits, respectively. Baseline has not experienced any losses in such accounts.

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

Stock-based compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be measured at their grant-date fair value and recognized over the requisite service period, which is normally the vesting period.

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

New Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS 162), which identifies a consistent framework for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (GAAP). The current GAAP hierarchy was criticized due to its complexity, ranking position of FASB Statements of Financial Accounting Concepts and the fact that it is directed at auditors rather than entities. SFAS 162 will be effective 60 days following the United States Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that SFAS 162 will have a change in current practice, and the Company does not believe that SFAS 162 will have an impact on operating results, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 is effective beginning January 1, 2009 and required entities to provide expanded disclosures about derivative instruments and hedging activities including (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires expanded disclosures and does not change the accounting for derivatives. The Company is currently evaluating the impact of SFAS 161, but we do not expect the adoption of this standard to have a material impact on our financial results.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as non-financial assets and liabilities assumed in a business combination, reporting units measured at fair value in a goodwill impairment test and asset retirement obligations initially measured at fair value. Effective January 1, 2008, Baseline adopted SFAS 157 for fair value measurements not delayed by FSP FAS No. 157-2. The adoption resulted in additional disclosures as required by the pronouncement (See Note 7 – Fair Value Measurements) related to our fair value measurements for oil and gas derivatives and marketable securities but no change in our fair value calculation methodologies. Accordingly, the adoption had no impact on our financial condition or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. On October 31, 2008, the Company completed a restructuring of its debt. As result of such restructuring, the majority of its debt will mature on June 15, 2009. The future of the Company is dependent on its ability to obtain addition capital through debt or equity offerings or the sale of oil and natural gas properties. Given the current instability in the financial and equity markets and current oil and natural gas pricing levels there is no assurance that the Company will be able to raise the capital needed.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company was unable to continue as a going concern.

NOTE 3 – DEBT

Total debt at December 31, 2008 and 2007 consists of the following:

	December 31, 2008	December 31, 2007
Short term notes	$—	$65,006
Senior secured notes, net of discount	15,450,000	111,051,530
New notes, net of discount	104,236,283	—
Convertible notes, net of discount	—	49,512,333
Revolving line of credit	4,007,500	252,532

	123,693,783	160,881,401

Less short term debt and current portion of long-term debt	(123,693,783)	(65,006)

Long-term debt	$—	$160,816,395

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

Interest on the $115 million of Senior Secured Notes was due semi-annually on April 1st and October 1st. The principal on the Senior Secured Notes was due on October 1, 2012. The Senior Secured Notes were subject to an optional redemption beginning October 1, 2009 in the amount of 25% per quarter, at Baseline’s option and upon certain conditions being met. Upon a “Change of Control” (as defined in the indenture governing the Senior Secured Notes), the Senior Secured Notes could be put back to us at 101% of par, plus accrued unpaid interest.

Interest on the $50 million of Convertible Notes was payable semi-annually on April 1st and October 1st, with Baseline having the option of paying any interest in cash or, subject to certain conditions being met, as additional principal amounts under the Convertible Notes, or Paid-in Kind (PIK) Notes. On April 1, 2008, Baseline elected to issue PIK notes to the holders of the Convertible Notes for interest payable for the period from October 1, 2007 through March 31, 2008 in the amount of $3,500,000. The Convertible Notes were convertible into shares of our common stock at an initial conversion price of $0.72 per share, or 1,389 shares of common stock for each $1,000 principal amount of the Convertible Notes converted.

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

During July 2008, a group of related investors acquired all of Baseline’s outstanding Convertible Notes and converted all of such debt into common stock. Accordingly, Baseline issued to the investors a total of 74,311,500 shares of its common stock, valued at the $53,500,000 face value of the debt net of the unamortized discount of $458,456. In addition, Baseline issued an additional 42,723,748 shares of its common stock under the related conversion make-whole premium, valued at $23,548,773. As a result of these transactions, the investors beneficially held, as of July 30, 2008, approximately 77.25% of Baseline’s issued and outstanding common stock which constituted a Change of Control. Issuance of the above conversion shares of common stock, together with the make-whole payment, satisfied in full Baseline’s obligations under the Convertible Notes.

As a result of the conversion of the Convertible Notes, the $115 million of Senior Secured Notes became due resulting in the accelerated recognition of the remaining unamortized balance of deferred loan costs, totaling $4,531,634, this amount was expensed during the year and included in our loss on conversion of debt. In addition, Baseline expensed the $23,548,773 related to the conversion make-whole premium, net of $2,265,478 in interest accrued through the date of conversion as loss on conversion of debt.

On August 8, 2008, by reason of the Change of Control, Baseline commenced an offer to purchase for cash all of its Senior Secured Notes at a price equal to 101% of the principal amount of the Senior Secured Notes tendered prior to the close of business on October 2, 2008, plus all accrued and unpaid interest. In addition, Baseline solicited consents from the holders of the Senior Secured Notes to amend the indenture governing the Senior Secured Notes and other collateral agreements. The proposed amendments among other things eliminated or modified substantially all of the restrictive covenants, certain events of default and related provisions contained in the indenture and limited the rights of the holders of the Senior Secured Notes and, consequently the practical benefit of the liens securing the Senior Secured Notes allowing Baseline to utilize the collateral to obtain financing to be used to purchase the Senior Secured Notes. As an incentive to holders of the Senior Secured Notes, Baseline agreed to pay a consent payment equal to 2% of the principal amount of the Senior Secured Notes for which consents were validly delivered under the consent solicitation. Consents were delivered by holders of Senior Secured Notes having an aggregate outstanding principal amount of $115 million, representing 100% of the outstanding Senior Secured Notes. As a result, Baseline was obligated to repurchase all of the outstanding Senior Secured Notes for $118,450,000, plus accrued and unpaid interest. On October 6, 2008, Baseline failed to repurchase the notes and by virtue of such non-payment, was in default of the Indenture governing the Notes, as well as its Credit Agreement (see further discussion below).

As a result of the purchase offer for the Senior Secured Notes, recognition of the remaining unamortized balances of deferred loan costs and note discount, totaling $8,716,402 and $3,501,347, respectively, were accelerated and expensed during the year as loss on conversion of debt. In addition, the face amount of the Senior Secured Notes was increased by $3,450,000 related to the premium under the Change of Control purchase offer and the consent solicitation. Such amount was expensed during the year as loss on conversion of debt.

Total loss on conversion of debt expensed during the year ended December 31, 2008 consists of the following:

Conversion make-whole premium, net of interest accrued through the date of conversion	$21,283,295
Unamortized deferred loan costs related to the Senior Secured Notes	8,716,402
Unamortized debt discount on the Senior Secured Notes	3,501,347
Unamortized deferred loan costs related to the Convertible Notes	4,531,634
1% premium under the Change of Control purchase offer	1,150,000
2% premium under the consent solicitation	2,300,000

$41,482,678

Baseline successfully reached an agreement with the majority of its note holders with respect to its failure to repurchase the Company’s outstanding Senior Secured Notes (the “Old Notes”) on October 6, 2008. As a result of such agreement, On October 31, 2008, holders of $100 million (the “Majority Holders”) of the $115 million outstanding aggregate principal amount of the Old Notes exchanged all of their Old Notes for new Senior Secured Notes (the “New Notes”) in the aggregate principal amount of $106,681,250. Such amount represents 103% of the principal amount of Old Notes held by the Majority Holders, plus an additional $3,681,250 (payable as satisfaction of certain consent, solicitation and other fees owing from the Company, including fees associated with the waiver of certain existing defaults under the Indenture for the Old Notes), which was recorded as a discount to the debt and is being amortized into interest expense over the life of the New Notes. In addition, there remains outstanding $15,450,000 in principal amount of Old Notes.

The New Notes mature on June 15, 2009 and accrue annualized interest of 15%, 12.5% of which is payable in cash, and 2.5% of which may be payable by the Company in additional New Notes (the “PIK Interest”). Interest under the New Notes will be payable quarterly. The New Notes and the Old Notes will share in the existing security interest on substantially all of the Company’s properties that had been held by the holders of the Old Notes, on a pro rata basis.

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

The exchange of notes transaction was evaluated to determine whether the Old Notes were extinguished under SFAS No. 140 and EITF Issue No. 96-19. Based on this evaluation, the transaction was accounted for as a modification. Therefore, no gain or loss on extinguishment was recognized.

The Company’s senior lender, Wells Fargo Foothill, Inc., subject to certain conditions, agreed to forbear from exercising remedies available to it under its senior credit facility and hedge agreement with the Company until April 15, 2009.

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

As part of the restructuring, on October 17, 2008, the Company paid to the holders of record on September 15, 2008 all accrued and unpaid interest initially due on October 1, 2008 under the Old Notes.

NOTE 4 – SHORT-TERM INVESTMENTS

The Company’s short-term investments consisted of the following at December 31, 2007:

	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government and agency notes	$3,713,696	$21,422	$3,735,118
Commercial paper	7,895,439	32,036	7,927,475
Corporate debt securities	2,246,265	(7,583)	2,238,682

Long-term debt	$13,855,400	$45,875	$13,901,275

At December 31, 2008, all of the Company’s short-term investments have been liquidated and converted into cash resulting in realized losses of $47,197

NOTE 5 – ACQUISITIONS

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
Year ended December 31, 2007
Revenues	$11,609,040	$33,295,512
Net Loss	(12,711,905)	(19,264,526)
Loss Per Share	(0.39)	(0.59)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time Baseline may become involved in litigation in the ordinary course of business. At the present time the Company’s management is not aware of any such litigation.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2008, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

The Company has a long-term operating lease agreement for its corporate offices that expires in October 2012. Rent expense for the years ended December 31, 2008 and 2007 was $130,149 and $63,909, respectively.

Minimum rentals for each of the five years subsequent to December 31, 2008 are as follows:

2009	$141,468
2010	142,095
2011	145,231
2012	121,026
2013	—
Thereafter	—

$549,820

NOTE 7 – FAIR VALUE MEASUREMENTS

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

The following table presents Baseline’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of December 31, 2008:

	Input Levels for Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	—	$4,432,079	—	$4,432,079

	—	$4,432,079	—	$4,432,079

Baseline’s investments in debt securities are classified as trading securities and stated at fair value. The quoted market price or net asset value of an identical security in the principal market is used to record the fair value by multiplying the quoted market price or net asset value by the number of shares owned or par value. As of December 31, 2008, all such investments had been sold.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

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

On May 30, 2007, Baseline issued 380,000 shares to holders of 10% convertible promissory notes in consideration of the holders’ agreement to extend the maturity of the notes by six months. Such shares were valued at $190,000 which was charged to interest expense.

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

On April, 15, 2008 a non-employee option holder exercised options to purchase 62,500 shares of Common Stock at $ .05 per share on a “cashless” basis. As a result Baseline issued 54,276 shares.

During July 2008, Baseline issued 74,311,500 shares of its common stock upon the conversion of its Convertible Notes. Such shares were valued at the $53,500,000 face value of the debt net of the unamortized discount of $458,456.

During July 2008, Baseline issued 42,723,748 shares of its common stock related to the conversion make-whole premium on the Convertible Notes. Such shares were valued at $23,548,773 base on the trading price of the Company’s common stock on the date of issuance.

Stock Options and Warrants

Baseline utilizes restricted stock, stock options and warrants to compensate employees, officers, directors and consultants. Total stock based compensation expense (including options, warrants and restricted stock) was $1,612,711 and $816,365 for the years ended December 31, 2008 and 2007, respectively. The total unrecognized stock based compensation expense relating to non-vested options is $308,540 at December 31, 2008 and will be recognized over a weighted average period of one year.

On October 10, 2008, options with respect to 2,000,000 shares of Common Stock granted to Thomas Kaetzer, the Company’s Chief Executive Officer, on December 20, 2006 vested in full as result of his resignation for “good reason” following conversion of the Company’s Convertible Notes into shares of Common Stock representing greater than 50% of the then outstanding capital stock.

In July 2008, options with respect to 1,500,000 shares of Common Stock granted to Patrick McGarey, the Company’s Chief Financial Officer, on August 3, 2007 vested in full as a result of that “Change of Control” following the acquisition by affiliated persons of the Company’s Convertible Notes convertible into shares of Common Stock representing greater than 30% of the combined voting power of the Company’s then issued and outstanding voting stock.

On January 4, 2007, Baseline granted a stock option to its former CFO, exercisable for up to 100,000 shares of Common Stock at an exercise price of $0.56 per share. Such option had a fair value of $55,371.

On March 15, 2007, concurrently with the closing of bridge loan financing , Alan Gaines, a former director and Barrie Damson, a former officer and director of Baseline, each cancelled stock options to purchase 1,670,000 shares of Baseline’s common stock at an exercise price of $0.05 per share.

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

On April 12, 2007, concurrently with the execution of the Drawbridge Agreement, Alan Gaines, a former director, and Barrie Damson, a former officer and director of its Company, each surrendered additional options to purchase 1,600,000 shares of Common Stock at an exercise price of $0.05 per share.

On August 3, 2007, Baseline granted five-year stock options exercisable for up to an aggregate of 370,000 shares of common stock to several employees at an exercise price of $0.55. Such options vest in equal one-third installments on each of the first, second and third anniversary dates from the date of grant and had a fair value of $191,440.

On August 3, 2007, Baseline granted a five-year stock option to Richard d’Abo, former director, exercisable for up to 150,000 shares of common stock at an exercise price of $0.55. Such option had a fair value of $73,844.

On August 3, 2007 the Company entered into a two year employment agreement with Mr. Patrick McGarey to become Chief Financial Officer effective August 16, 2007. Mr. McGarey succeeded Richard Cohen. Concurrently with the entry into the employment agreement with Mr. McGarey, Baseline granted to Mr. McGarey five-year options, exercisable for (i) up to 500,000 shares of common stock, at an exercise price equal to $0.55, (ii) up to 500,000 shares, at an exercise price of $0.825 per share, and (iii) up to 500,000 shares, at an exercise price of

$1.10 per share. Each option grant provides for the following vesting schedule: (i) 166,666 shares on August 3, 2007, (ii) 166,667 shares on August 3, 2008 and (iii) 166,667 shares on August 3, 2009, provided that Mr. McGarey remains in the employ of the Company through such dates. Such options had a fair value of $757,826.

On April 22, 2008, Baseline granted to its employees options to purchase up to 375,000 shares of its common stock at $0.50 per share. Such options vest in various amounts through April 22, 2010. The stock options have a five year term expiring on April 22, 2013. The grant-date fair value of these options was $94,608.

On June 19, 2008, Baseline granted to its Chief Executive Officer, Thomas R. Kaetzer, an option to purchase up to 3,000,000 shares of its common stock, immediately exercisable at $0.40 per share, in recognition of Mr. Kaetzer’s performance and achievement to date. Such options vested on the grant date. The stock options have a five year term expiring on June 19, 2013. The grant-date fair value of these options was $896,527

The weighted average fair value of the stock options granted during year ended December 31, 2008 was $0.30. Variables used in the Black-Scholes option-pricing model include (1) risk free interest rates between 2.43% and 3.28%, (2) expected option life ranged from two and 1/2 to three years, (3) expected volatility is 141% to 142% and (4) zero expected dividends. A summary of stock option transactions follow:

	Weighted Average Exercise Price	Number of Options
Balance December 31, 2006	$0.18	13,985,000
Granted	0.75	2,120,000
Exercised	0.13	(300,000)
Forfeited or expired	0.05	(6,540,000)

Balance December 31, 2007	0.40	9,265,000
Granted	0.41	3,375,000
Exercised	0.05	(62,500)
Forfeited or expired	1.00	(50,000)

Balance December 31, 2008	0.41	12,527,500

The following table summarizes information about the Company’s outstanding stock options:

Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
December 31, 2007
Options Outstanding
9,265,000	3.29	$0.40	$1,644,000
Options Exercisable
7,228,330	2.97	$0.32	$1,644,000
December 31, 2008
Options Outstanding
12,527,500	2.88	$0.41	$38,975
Options Exercisable
12,080,833	2.84	$0.40	$38,975

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

A summary of stock warrant transactions follow:

	Weighted Average Exercise Price	Number of Warrants
Balance December 31, 2006	$0.79	734,090
Granted	0.51	7,140,000

Balance December 31, 2007	0.53	7,874,090

Balance December 31, 2008	0.53	7,874,090

The following table summarizes information about the Company’s outstanding stock warrants:

Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
December 31, 2007
Warrants Outstanding
7,874,090	4.97	$0.53	—
Warrants Exercisable
7,874,090	4.97	$0.53	—
December 31, 2008
Warrants Outstanding
7,874,090	3.97	$0.53	—
Warrants Exercisable
7,874,090	3.97	$0.53	—

NOTE 9 – INVESTMENT IN JOINT VENTURE AND REDEMPTION OF MEMBERSHIP INTEREST

On March 16, 2007, Baseline delivered $300,000 to New Albany-Indiana LLC (“New Albany”) in partial satisfaction of the outstanding capital calls that it, as a member of New Albany, was required to make. Pursuant to a Membership Interest Redemption Agreement between the Company and New Albany, Baseline then redeemed its membership interest in New Albany for the direct assignment to the Company of an undivided 40.423% working interest in and to all oil and gas properties, rights, and assets of New Albany. Such assets were then pledged to under a mortgage to secure our Senior Secured Debenture. The reduction in our membership interest of 50% to a 40.423% direct working interest reflected an adjustment of our membership interest in New Albany at the time of our redemption, as a result of outstanding capital calls owed by us but assumed by the affiliates and/or assigns of Rex Energy, the other joint venture partner.

After redeeming its membership interest in New Albany on March 16, 2007, Baseline now owns the following assets:

•

19.7% working interest in an area of mutual interest, covering approximately 122,000 gross acres (approximately 24,400 acres net to Baseline), primarily located in Greene County and operated by Atlas Energy, L.L.C. (the “Wabash AMI”);

•

18.2% working interest in an area of mutual interest, covering approximately 41,000 total acres (approximately 7,380 acres net to Baseline) primarily located in Knox County and operated by Atlas Energy, L.L.C. (the “Knox AMI”); and

•	6.9% working interest in an area of mutual interest, covering approximately 8,000 gross acres (560 acres net to Baseline), primarily located in Greene County and operated by El Paso (the “Greene AMI”)

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

At the closing of the Blessing Field Properties acquisition on October 1, 2007, Baseline’s hedge positions under the Macquarie Swap Agreement, as described above, were novated to Wells Fargo Foothill, Inc. Also since the closing of this acquisition, Baseline has added to its hedge positions, in accordance with the requirement of the Wells Fargo Agreement, the Senior Notes Indenture and the Convertible Note Indenture. These additional hedges include both collars and floors, with Wells Fargo Foothill serving as our counterparty on each hedge position. All of our hedge positions as of December 31, 2008 are detailed in the table at the end of this section.

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

Based on the above, management has determined the swaps and collars noted above qualify for cash-flow hedge accounting treatment. Due to the sharp decline in oil and gas prices during the fourth quarter of 2008, we recorded a $12,317,731 unrealized gain related to the mark-to-market of our open hedge contracts. At December 31, 2008, we had a derivative asset of $4,432,079. The unrealized gain is reported as a component of other comprehensive income.

As of December 31, 2008 Baseline had the following hedge contracts outstanding:

Crude Oil Hedges (1)

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total Bbls 2009	Total Bbls 2010	Total Bbls 2011
Collar	Jan-09	Dec-09	$68.00	$74.05		42,000
Swap	Jan-09	Dec-09			$68.20	117,000
Swap	Jan-10	May-10			$68.20		47,500
Floor	Jan-09	Dec-09	$75.00			48,000
Swaption	June-10	Dec-10		$73.20			49,000
Swaption	Jan-11	Dec-11		$73.20				84,000

						207,000	96,500	84,000

(1)	All indexed to NYMEX WTI Cushing Light Sweet Crude

Natural Gas Hedges (1)

Instrument	Beginning Date	Ending Date	Floor	Ceiling	Fixed	Total MMBtu 2009	Total MMBtu 2010	Total MMBtu 2011
Collar	Jan-09	Dec-09	$7.50	$8.44		660,000

						660,000	—	—

(1)	All indexed to inside FERC Houston Ship Channel

NOTE 11 – INCOME TAXES

Net deferred tax assets at December 31, 2008 and 2007 consisted primarily of deferred tax assets related to tax attributes including the Company’s NOL and timing differences associated with the recognition of depletion, debt discount, deferred financing costs and intangible drilling costs. Deferred tax assets have a valuation allowance provided for the total amount.

	December 31, 2008	December 31, 2007
Deferred tax assets - NOLs	$14,386,918	$3,321,000
Less: valuation allowance	(14,386,918)	(3,321,000)

Net deferred tax asset	$—	$—

Baseline has net operating loss carry-forwards of approximately $42,314,464 at December 31, 2008, which begin expiring in 2024.

Our effective tax rate applicable to operations in 2008 and 2007 is as follows:

	2008	2007
Statutory tax rate	(34)%	(34)%
Change in valuation allowance recognized in earnings	34%	34%

	—	—

NOTE 12 – ASSET RETIREMENT OBLIGATION

	Year Ended December 31,
	2008	2007
Asset retirement obligations, beginning of year	$282,947	$—
Fair value of liabilities assumed in acquisitions	—	240,959
Accretion expense	31,585	41,988

Asset retirement obligations, end of year	$314,532	$282,947

NOTE 13 – SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

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

The Company retained Cawley, Gillespie & Associates, Inc., independent third-party reserve engineers, to perform an independent evaluation of proved reserves as of December 31, 2008. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of the Company’s reserves are located in the United States.

Proved Reserves

The following reserve schedule was developed by the Company’s reserve engineers and sets forth the changes in estimated quantities for proved reserves of the Company during each of the periods presented:

	Oil (Bbls)	Gas (Mcf)
	(in thousands)
Proved Reserves
Estimated Quantities – December 31, 2006	—	—
Purchase of minerals in place	6,389	32,633
Production	(149)	(336)
Extensions, discoveries and other additions	—	—
Revisions of Previous estimates	—	—

Estimated Quantities – December 31, 2007	6,240	32,297
Purchase of minerals in place	—	—
Production	(252)	(1,246)
Extensions, discoveries and other additions	505	1,461
Revisions of Previous estimates	(1,126)	(4,487)

Estimated Quantities – December 31, 2008	5,367	28,025

Proved Developed Reserves
December 31, 2007	4,202	16,791

December 31, 2008	3,996	17,127

Oil and Gas Operations

Aggregate results of operations, in connection with the Company’s crude oil and natural gas producing activities are shown below:

	Year Ended December 31,
	2008	2007
Revenues	$32,654,222	$11,609,040
Production costs	(10,506,835)	(5,148,418)
Exploration expenses	—	—
Depreciation, depletion and amortization	(32,296,636)	(1,823,233)
Accretion expense	(31,585)	(41,988)

Income (loss) before income tax	(10,180,834)	4,595,401
Income tax	—	—

Results of operations from oil and natural gas producing activities	$(10,180,834)	$4,595,401

Costs Incurred in Oil and Gas Activities

Costs incurred in connection with the Company’s crude oil and natural gas acquisition, exploration and development activities are shown below:

	Year Ended December 31,
	2008	2007
Property acquisition costs	$—	$123,153,383
Unproved prospects	34,460	665,531
Exploration costs	—	—
Development costs	21,865,577	5,228,246

Total Operations	$21,900,037	$129,047,160

Asset retirement obligation (non-cash)	$—	$240,959

Aggregate Capitalized Costs

Aggregate capitalized costs relating to the Company’s crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization are as follows:

	December 31,
	2008	2007
Proved oil and gas properties	$149,699,206	$128,381,629
Unproved oil and gas properties	8,510,126	8,475,666
Accumulated depreciation, depletion and amortization	(34,119,869)	(1,823,233)

Net capitalized costs	$124,089,463	$135,034,062

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2008 and 2007 in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

	December 31,
	2008	2007
	($ in thousands)
Future cash inflows	$402,043	$849,361
Future production costs	(197,276)	(262,906)
Future development costs	(47,221)	(43,468)
Future income tax expense	(10,421)	(141,470)

Future net cash flows	147,125	401,517
10% annual discount for estimating timing of cash flows	(82,248)	(190,905)

Standardized measure of discounted future net cash flows	$64,877	$210,612

Future cash inflows are computed by applying year-end commodity prices, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end. The discounted future cash flow estimates do not include the effects of the Company’s derivative instruments. In its 2008 year-end reserve report, the Company used the December 31, 2008 WTI Cushing spot price of $44.60 per Bbl and Henry Hub spot natural gas price of $5.62 per MMbtu, adjusted by property for energy content, quality, transportation fees, and regional price differentials. The weighted average price over the lives of the properties was $44.06 per Bbl for oil and $5.91 per Mcf for gas.

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

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves, as required by SFAS No. 69, during 2008 and 2007 are set forth in the table below:

	Year Ended December 31,
	2008	2007
	($ in thousands)
Standardized measure of discounted future net cash flows at The beginning of the year	$210,610	$—
Purchases of mineral in place	—	153,696
Extensions discoveries and improved recovery	13,612	18,531
Revisions of previous quantity estimates	(75,403)	1,417
Net changes in timing	(3,747)	(11,537)
Changes in estimated future development costs	(2,012)	(1,036)
Net changes in prices and production costs	(162,716)	76,212
Accretion of discount	21,061	5,850
Sales of oil and gas produced, net of production costs	(28,854)	(8,822)
Development costs incurred during the period	21,865	5,228
Net change in income taxes	68,461	(28,927)

Standardized measure of discounted future net cash flows	$64,877	$210,610

NOTE 14 – SUBSEQUENT EVENTS

On January 28, 2009, the Company liquidated all of its oil and natural gas hedge positions resulting in net proceeds to the Company of approximately $4.5 million. The cumulative unrealized gain, reported as a component of accumulated other comprehensive income in stockholders’ equity, will be recognized into income in the periods for which the related oil and gas volumes are produced.

On January 30, 2009, the Company fully repaid all of its obligations (approximately $3.6 million) under its Credit Agreement with Wells Fargo Foothill, Inc. As a result, the Credit Agreement was terminated and the Agent released its liens on all of the Company’s properties and assets. The Company utilized a portion of the funds obtained from the liquidation of its hedges to fund the repayment of the debt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASELINE OIL & GAS CORP.

Date: March 31, 2009	By:	/S/ THOMAS KAETZER
Thomas Kaetzer
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on March 31, 2009.

Signature and Title

/s/ THOMAS KAETZER
Thomas Kaetzer
Chief Executive Officer and Director

/s/ PATRICK MCGAREY
Patrick McGarey
Chief Financial Officer

/s/ JOHN V. LOVOI
John V. Lovoi
Director

/s/ JOSUAH L. TARGOFF
Josuah L. Targoff
Director