Form 10-Q
period 2009-03-31
Baseline Oil & Gas Corp.
filed 2009-05-15
CIK 1291983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 12, 2009, Issuer had 151,497,530 shares of common stock, $.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BASELINE OIL & GAS CORP.

BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,477,069	$6,350,520
Accounts receivable	1,450,683	2,137,204
Derivative asset	—	4,432,079
Deferred loan Costs, net of accumulated amortization of $22,538,236 and $22,197,084, respectively	—	341,152
Prepaid and other current assets	116,948	157,210

Total current assets	3,044,700	13,418,165
OIL AND NATURAL GAS PROPERTIES – using successful efforts method of accounting
Proved properties	151,643,608	149,699,206
Unproved properties	8,591,580	8,510,126
Less accumulated depletion, depreciation and amortization	(35,478,327)	(34,119,869)

Oil and natural gas properties, net	124,756,861	124,089,463
Other assets	31,939	37,939
Other property and equipment, net of accumulated depreciation of $121,236 and $98,129, respectively	364,339	371,151

TOTAL ASSETS	$128,197,839	137,916,718

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,632,028	$2,718,303
Accrued interest	4,991,175	4,483,359
Accrued expenses	1,441,227	1,303,056
Royalties payable	3,451,510	4,164,955
Short term debt and current portion of long-term debt, net of discount of $1,141,558 and $2,444,967, respectively	121,656,450	123,693,783

Total current liabilities	133,172,390	136,363,456
Asset retirement obligations	324,283	314,532

Total liabilities	133,496,673	136,677,988

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value per share; 300,000,000 shares authorized; 151,497,530 shares issued and outstanding	151,498	151,498
Additional paid-in capital	111,894,217	111,703,204
Accumulated other comprehensive income	4,419,554	4,955,580
Accumulated deficit	(121,764,103)	(115,571,552)

Total stockholders’ equity (deficit)	(5,298,834)	1,238,730

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$128,197,839	$137,916,718

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES
Oil and gas sales	$3,572,844	$8,897,838
Oil and gas hedging	1,497,020	(2,504,155)

Total revenue	5,069,864	6,393,683

COSTS AND EXPENSES
Production	1,984,407	2,182,096
General and administrative	1,723,007	1,055,305
Depreciation, depletion and amortization	1,381,565	1,306,347
Accretion expense	9,751	7,535

Total costs and expenses	5,098,730	4,551,283

Net income (loss) from operations	$(28,866)	$1,842,400

OTHER INCOME (EXPENSE)
Other income	2,250	30,788
Interest income	6,906	170,354
Interest expense	(6,172,841)	(6,005,574)
Realized gain on marketable securities	—	7,054
Unrealized gain on marketable securities	—	78,978

Total other expense, net	$(6,163,685)	$(5,718,400)

NET LOSS	$(6,192,551)	$(3,876,000)

OTHER COMPREHENSIVE LOSS
Unrealized loss on derivative instruments	(536,026)	(3,611,897)

Total comprehensive loss	$(6,728,577)	$(7,487,897)

NET LOSS PER SHARE – Basic and Diluted	$(0.04)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	151,497,530	34,408,006

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,192,551)	$(3,876,000)
Adjustments to reconcile net loss to net cash
Used in operating activities
Share based compensation	191,013	161,373
Depreciation, depletion and amortization	1,381,565	1,306,347
Amortization of debt discount	1,303,409	155,967
Amortization of deferred loan costs	341,152	546,696
Loss (gain) on derivative instruments	(863,947)	1,191,796
Gain on short term investments	—	(78,978)
Accretion expense	9,751	7,535
Changes in operating assets and liabilities
Accounts receivable	686,521	(515,662)
Prepaid and other current assets	46,262	42,264
Derivative asset	4,760,000	—
Accounts payable	(1,086,275)	(613,060)
Accrued interest	1,174,574	5,299,829
Accrued expenses	138,171	842,588
Royalties payable	(713,445)	294,765

Net cash provided by operating activities	1,176,200	4,765,460

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved properties	(1,944,402)	(2,308,572)
Investment in unproved properties	(81,454)	—
Purchase of marketable securities	—	(6,821,974)
Proceeds from sale of marketable securities	—	13,917,974
Purchase of property and equipment, other	(16,295)	(172,438)

Net cash provided by (used in) investing activities	(2,042,151)	4,614,990

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	1,641,733	518,453
Repayments of debt	(5,649,233)	(592,106)

Net cash used in financing activities	(4,007,500)	(73,653)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,873,451)	9,306,797
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,350,520	5,014,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,477,069	$14,321,252

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	3,354,588	2,583
Cash paid for income taxes	—	—

NON-CASH ACTIVITIES
Unrealized gain on derivative liability	536,026	4,108,790
Debt issued in lieu of cash interest	666,758	—

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

Basis of Presentation

The accompanying unaudited interim financial statements of Baseline have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with Baseline’s audited financial statements for the year ended December 31, 2008, and notes thereto, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Baseline’s 2008 annual financial statements have been omitted. Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Concentrations of credit risk

Baseline maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2009 and December 31, 2008, Baseline had approximately $1,227,069 and $6,100,520, in excess of FDIC insured limits, respectively. Baseline has not experienced any losses in such accounts.

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption encouraged. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FAS 157-4) to amend SFAS No. 157, Fair Value Measurements, (SFAS 157). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s operating results, financial position or cash flows.

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

NOTE 3 – DEBT

Total debt at March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
Senior secured notes, net of discount	15,450,000	15,450,000
New notes, net of discount	106,206,450	104,236,283
Revolving line of credit	—	4,007,500

	121,656,450	123,693,783
Less short term debt and current portion of long-term debt	(121,656,450)	(123,693,783)

Long-term debt	$—	$—

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

Interest on the $115 million of Senior Secured Notes was due semi-annually on April 1st and October 1st. The principal on the Senior Secured Notes was due on October 1, 2012. The Senior Secured Notes were subject to an optional redemption beginning October 1, 2009 in the amount of 25% per quarter, at Baseline’s option and upon certain conditions being met. Upon a “Change of Control” (as defined in the indenture governing the Senior Secured Notes), the Senior Secured Notes could be put back to the Company at 101% of par, plus accrued unpaid interest.

Interest on the $50 million of Convertible Notes was payable semi-annually on April 1st and October 1st, with Baseline having the option of paying any interest in cash or, subject to certain conditions being met, as additional principal amounts under the Convertible Notes, or Paid-in Kind (PIK) Notes. The principal on the Convertible Notes was due on October 1, 2013. On April 1, 2008, Baseline elected to issue PIK notes to the holders of the Convertible Notes for interest payable for the period from October 1, 2007 through March 31, 2008 in the amount of $3,500,000. The Convertible Notes were convertible into shares of our common stock at an initial conversion price of $0.72 per share, or 1,389 shares of common stock for each $1,000 principal amount of the Convertible Notes converted.

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

During July 2008, a group of related investors acquired all of Baseline’s outstanding Convertible Notes and converted all of such debt into common stock. Accordingly, Baseline issued to the investors a total of 74,311,500 shares of its common stock, valued at the $53,500,000 face value of the debt net of the unamortized discount of $458,456. In addition, Baseline issued an additional 42,723,748 shares of its common stock under the related conversion make-whole premium, valued at $23,548,773. As a result of these transactions, the investors beneficially held, as of July 30, 2008, approximately 77.25% of Baseline’s issued and outstanding common stock which constituted a Change of Control. Issuance of the above conversion shares of common stock, together with the make-whole payment, satisfied in full Baseline’s obligations under the Convertible Notes. As a result of the conversion of the Convertible Notes, the Company was required to offer to purchase the $115 million of Senior Secured Notes at 101% of par, plus accrued interest.

On August 8, 2008, by reason of the Change of Control, Baseline commenced an offer to purchase for cash all of its Senior Secured Notes at a price equal to 101% of the principal amount of the Senior Secured Notes tendered prior to the close of business on October 2, 2008, plus all accrued and unpaid interest. In addition, Baseline solicited consents from the holders of the Senior Secured Notes to amend the indenture governing the Senior Secured Notes and other collateral agreements. The proposed amendments sought to eliminate or modify substantially all of the restrictive covenants, certain events of default and related provisions contained in the indenture and to limit the rights of the holders of the Senior Secured Notes and, consequently to limit the practical benefit of the liens securing the Senior Secured Notes in order that Baseline could utilize the collateral to obtain financing to purchase the Senior Secured Notes. As an incentive to holders of the Senior Secured Notes, Baseline agreed to pay a consent payment equal to 2% of the principal amount of the Senior Secured Notes for which consents were validly delivered under the consent solicitation. Consents were delivered by holders of Senior Secured Notes having an aggregate outstanding principal amount of $115 million, representing 100% of the outstanding Senior Secured Notes. As a result, Baseline was obligated to repurchase all of the outstanding Senior Secured Notes for $118,450,000, plus accrued and unpaid interest. On October 6, 2008, Baseline failed to repurchase the notes and by virtue of such non-payment, was in default of the Indenture governing the Notes, as well as its Credit Agreement (see further discussion below).

As a result of the purchase offer for the Senior Secured Notes, the face amount of the Senior Secured Notes was increased by $3,450,000 related to the premium under the Change of Control purchase offer and the consent solicitation

Baseline successfully reached an agreement with the majority of its note holders with respect to its failure to repurchase the Company’s outstanding Senior Secured Notes (the “Old Notes”) on October 6, 2008. As a result of such agreement, On October 31, 2008, holders of $100 million (the “Majority Holders”) of the $115 million outstanding aggregate principal amount of the Old Notes exchanged all of their Old Notes for new Senior Secured Notes (the “New Notes”) in the aggregate principal amount of $106,681,250. Such amount represents 103% of the principal amount of Old Notes held by the Majority Holders, plus an additional $3,681,250 (payable as satisfaction of certain consent, solicitation and other fees owing from the Company, including fees associated with the waiver of certain existing defaults under the Indenture for the Old Notes), which was recorded as a discount to the debt and is being amortized into interest expense over the life of the New Notes. In addition, there remains outstanding $15,450,000 in principal amount of Old Notes.

The New Notes mature on June 15, 2009 and accrue annualized interest of 15%, 12.5% of which is payable in cash, and 2.5% of which may be payable by the Company in additional New Notes (the “PIK Interest”). Interest under the New Notes is payable quarterly. Baseline elected to issue PIK notes to the holders of the New Notes for interest payable for the period from October 1, 2008 through December 31, 2008 in the amount of $666,758. On April 1, 2009, the Company failed to pay the interest due under the New Notes in the amount of $4,025,550 (see Note 6).

The New Notes and the Old Notes will share in the existing security interest on substantially all of the Company’s properties that had been held by the holders of the Old Notes, on a pro rata basis.

If a holder of Old Notes delivers a consent to the Company prior to the maturity or earlier repayment of the New Notes, such holder will be entitled to receive, in exchange for its Old Notes, New Notes in a principal amount equal to (i) 104.25% of the principal amount of its Old Notes being exchanged and (ii) the amount of cash and PIK Interest that would have accrued with respect to such New Notes had they been issued to such holder on October 30, 2008 through and including the date of such consent, offset by any interest received under such holder’s Old Notes since October 1, 2008.

The New Notes have not been and will not be registered under the Securities Act of 1933, as amended, may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements, and are therefore subject to substantial restrictions on transfer.

The senior credit facility was also amended to provide, among other things, for (i) a new maturity date, with respect to any advances under the revolving credit commitment, of the earlier of October 1, 2010 or sixty days prior to the maturity date of the New Notes and (ii) an increase of 2% on the interest rate margin for both Prime and LIBOR based loans thereunder. The Intercreditor Agreement was also modified to permit the restructuring of the Company’s obligations under the Old Notes and to extend the standstill period, during which time the Trustee for the Old Notes and New Notes cannot enforce any rights with respect to collateral from 90 to 180 days.

On January 30, 2009, the Company fully repaid all of its obligations (approximately $4.0 million) under its Credit Agreement with Wells Fargo Foothill, Inc. As a result, the Credit Agreement was terminated and the Agent released its liens on all of the Company’s properties and assets. The Company utilized a portion of the funds obtained from the liquidation of 100% of its commodity hedge positions to fund the repayment of the debt.

NOTE 4 – ASSET RETIREMENT OBLIGATION

Three Months Ended
March 31, 2009
Asset retirement obligations, beginning of period	$314,532
Accretion expense	9,751

Asset retirement obligations, end of period	$324,283

NOTE 5 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 28, 2009, the Company liquidated all of its oil and natural gas hedge positions resulting in proceeds of $4,760,000. The cumulative unrealized gain, reported as a component of accumulated other comprehensive income in stockholders’ equity, is being recognized into income in the periods for which the related oil and natural gas volumes are produced. The Company paid fees totaling $300,000 related to the liquidation of the hedge positions. Such fees were expensed during the current period.

NOTE 6 – SUBSEQUENT EVENTS

On May 1, 2009, the Company incurred an Event of Default under its outstanding 12  1/2% Senior Secured Notes due 2012 and 15% New Notes due 2009 (collectively, the “Notes”).

The Company was obligated to pay all accrued interest on the outstanding Notes due on April 1, 2009, which we failed to do. Our nonpayment of such interest, in the aggregate sum of $4.29 million, on April 1, 2009 constituted an Event of Default upon the continuation of such default for thirty days thereafter, or as of May 1, 2009. The Company incurred an additional Event of Default on May 9, 2009 for failing to meet a financial covenant (minimum ratio of PV10 to senior secured indebtedness) under the amended indenture governing the Notes. The above Events of Default entitle holders of at least 25% of the aggregate outstanding principal amount of the Notes to declare the principal amount of all Notes, together with any accrued and unpaid interest thereon, immediately due and payable.

As disclosed in our annual report for the year ended December 31, 2008 filed with the Commission on March 31, 2009, the continuing turmoil and slowdown in transaction activity occurring in the U.S. and global credit markets since September and October 2008, as compounded by the sharp fall in operating revenues and stock prices of many publicly traded E&P companies caused by the decline in oil and natural gas prices to their lowest levels since 2001, have made it extremely difficult for below-investment grade companies such as the Company to raise debt or equity capital in the U.S. markets. As a result, we have been unable to obtain the loan and equity commitments required to meet our maturing obligations under the Notes or to generate cash flow from our operations sufficient to meet cash interest payment requirements. Currently, we have not identified a means for making the cash interest payments due April 1, 2009 or for repaying either the 12  1/2% Senior Secured Notes which became due in October 2008, or the 15% New Notes when they become due on June 15, 2009.

As also disclosed previously, we have engaged a financial advisor to advise the Company on courses of action available to us, including, without limitation, available financing and capital restructuring alternatives, targeted cost reductions, the sale of assets and the sale or merger of the Company. If we are not able to successfully implement one or more of these strategies, or in order for us to implement one or more of these strategies, we may voluntarily seek protection under the U.S. Bankruptcy Code.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

Baseline Oil & Gas Corp. (referred to herein as “Baseline”, “we” or “the Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to business, strategies, future results and events and financial performance. All statements made in this Quarterly Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to revenues, cash flow, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this report. Baseline’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Risk Factors” as well as those discussed elsewhere in this report and in our Annual Report on Form 10-K on file with the Securities and Exchange Commission, as well as the risks discussed in press releases and other communications to stockholders issued by Baseline from time to time which attempt to advise interested parties of the risks and factors that may affect the business. Except as may be required under the federal securities laws, Baseline undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Introductory Note

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

Despite a number of identified opportunities to increase production and develop the reserve base in our core areas, we are presently unable to make the necessary capital expenditures given continuing unfavorable conditions in the capital markets and, more importantly, substantial upcoming repayment obligations with respect to our outstanding senior notes – all of which have significantly adversely affected our liquidity. See Liquidity and Capital Resources discussion below.

Our financial statements have been prepared assuming that we will continue as a going concern; however, as reflected in notes accompanying our financial statements, our losses from operations and our working capital deficiency raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources for 2009 are cash on hand, short-term cash equivalent investments, internally generated cash flows from operations, committed credit facilities and any additional or replacement credit facilities we are able to arrange. On October 1, 2007, we entered into a $20 million Credit Agreement with Wells Fargo Foothill, Inc. as arranger and administrative agent (the “Credit Agreement”). This Credit Agreement was retired in full and terminated on January 30, 2009, using a portion of the proceeds from our January 28, 2009 liquidation of our hedge positions.

As of March 31, 2009, our current liabilities exceeded our current assets by approximately $130 million, primarily due to the fact that all of our debt is classified as current. Also as of March 31, 2009, we held approximately $1.5 million of cash on hand, and had no access to additional credit facilities. We were required to pay interest of $4.29 million (including cash interest of $3.8 million) on our Senior Secured Notes on April 1, 2009. We incurred an Event of Default under the indenture (as amended) governing our Senior Secured Notes on May 1, 2009 for failing to make this interest payment, and additionally incurred an Event of Default on May 9, 2009 for failing to meet a financial covenant (minimum ratio of PV10 to senior secured indebtedness) under the amended indenture. As a result of these uncured Events of Default, holders of at least 25% of the aggregate outstanding principal amount of the Senior Secured Notes are entitled to declare the principal amount of the Senior Secured Notes, together with any accrued and unpaid interest thereon, immediately due and payable. Absent any acceleration occurring as a result of uncured Events of Default, we are required to repay approximately $107.3 million of our Senior Secured Notes, together with any accrued and unpaid interest, on June 15, 2009. We have not identified a way of paying or refinancing this obligation.

As disclosed previously, we have engaged a financial advisor to advise the Company on courses of action available to us, including without limitation, available financing and capital restructuring alternatives, targeted cost reductions, the sale of assets and the sale or merger of the Company. If we are not able to successfully implement one or more of these strategies, or in order for us to implement one or more of these strategies, we may voluntarily seek protection under the U.S. Bankruptcy Code.

Results of Operations

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

We produced 62.4 thousand barrels of oil and 257.8 million cubic feet of natural gas during the first quarter of 2009, and received an average price of $38.37 per barrel and $4.58 per thousand cubic feet respectively. This resulted in total oil and gas sales revenue for the quarter of $3.6 million, before the effects of hedging. Oil and gas hedging revenue totaled $1.5 million during the quarter, of which cash settlements received from our counterparties under our commodity price hedging contracts totaled $633 thousand. We produced 62.9 thousand barrels of oil and 309.2 million cubic feet of natural gas during the first quarter of 2008, and received an average price of $96.40 per barrel and $9.15 per thousand cubic feet respectively. This resulted in revenue from oil and natural gas production activities during the period of $8.9 million, before the effects of hedging. Hedge revenue for the first quarter of 2008 was ($2.5 million), including cash settlements paid to hedge counterparties of ($1.3 million).

Our production expenses totaled $2.0 million during the first quarter of 2009, of which lease operating expenses comprised $1.7 million, production taxes comprised $199 thousand and ad valorem taxes represented $133 thousand. Our production expenses equaled $3.14 per mcfe during the first quarter, of which lease operating expenses were $2.62 per mcfe. Our production expenses totaled $2.2 million during the first quarter of 2008, of which $1.6 million was comprised of lease operating expenses and $492 thousand was paid for severance taxes.

General and administrative expenses totaled $1.7 million during the first quarter of 2009, including professional and consulting fees of $667 thousand, salaries and labor of $635 thousand, loan fees of $241 thousand and office expenses of $180 thousand. All told, general and administrative expenses equaled $2.73 per mcfe for the period. By comparison, our general and administrative expenses were $1.1 million during the first quarter of 2008. The major components of this total included salaries and benefits at $496 thousand (including $161 thousand of non-cash stock based compensation), consulting and professional fees at $325 thousand and office expenses of $197 thousand.

Our interest expense totaled $6.2 million during the first quarter of 2009, of which $4.5 million represented accrued interest on our Senior Secured Notes (New Notes and Old Notes). The remaining $1.6 million was comprised of amortization of debt discounts and debt issuance costs related to the Senior Secured Notes. Our interest expenses totaled $6.0 million during the first quarter of 2008, of which $5.3 million was comprised of interest on our Senior Secured Notes ($3.6 million, paid in cash) and our since-retired Convertible Notes ($1.7 million, paid-in-kind). The remaining $705 thousand consisted of amortization of debt discounts and issuance costs for these two bond issues.

During the first quarter of 2009, we spent $1.9 million on drilling, workovers and equipment, including $908 thousand on production and well equipment, $714 thousand on well recompletions and $323 thousand on drilling and completion operations. During the first quarter of 2008, we spent $2.3 million on drilling and workovers, comprised of $1.0 million for drilling and completion activities, $787 thousand for well recompletions and $477 thousand for production and well equipment.

Item 4T.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the three-month period covered by this quarterly report on Form 10-Q was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2009, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008, management identified as a material weakness deficiencies in the documentation and consistent performance of certain detective controls surrounding account balances. We believe that the identified deficiencies stemmed principally from our rapid growth over a relatively short span and could be adequately addressed through organizational and process changes.

During 2009 we intend to modify our analytical procedures to ensure the accurate, timely and complete reconciliation of all major accounts to remediate such inconsistencies and strengthen our internal controls environment. Proposed actions is an iterative process and will evolve as we continue to evaluate and improve our internal controls over financial reporting. Management intends to review progress on these activities on a consistent and ongoing basis at the CEO and senior management level in conjunction with our board of directors.

Despite the need to augment our internal controls over financial reporting, as outlined above, our management currently believes that the financial reports underlying our financial statements contained in this annual report are reliable given the organizational and process changes implemented through the date of this report.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have substantial debt obligations coming due in June 2009 that we may be unable to satisfy. Any failure to meet our debt obligations could harm our business, financial condition, results of operations or cash flows.

We have a substantial amount of debt. As of March 31, 2009, we had short term debt of approximately $121.6 million net of discount, relating to our New Notes and Senior Notes. The Senior Notes became due in October 2008 after we defaulted on our change of control purchase offer, and The New Notes mature June 15, 2009. The default on our Senior Notes is continuing. In addition, on May 1, 2009, the New Notes went into default. As of March 31, 2009, our Senior Notes, New Notes, trade payables and other current liabilities exceeded our current assets by $130.1 million. As such, our short-term and long-term liquidity as of March 31, 2009 was not adequate to fund our operations, including significant capital expenditures, interest and repayment of the June 2009 debt maturities.

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

Dated: May 15, 2009	Baseline Oil & Gas Corp.

	By:	/s/ Thomas R. Kaetzer
Thomas R. Kaetzer
Chief Executive Officer