Form 10-Q
period 2009-06-30
Baseline Oil & Gas Corp.
filed 2009-08-14
CIK 1291983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 10, 2009, Issuer had 151,497,530 shares of common stock, $.001 par value, issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BASELINE OIL & GAS CORP.

BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$815,504	$6,350,520
Accounts receivable	1,930,529	2,137,204
Derivative asset	—	4,432,079
Deferred loan Costs, net of accumulated amortization of $22,538,236 and $22,197,084, respectively	—	341,152
Prepaid and other current assets	214,752	157,210

Total current assets	2,960,785	13,418,165
OIL AND NATURAL GAS PROPERTIES – using successful efforts method of accounting
Proved properties	152,332,366	149,699,206
Unproved properties	8,612,555	8,510,126
Less accumulated depletion, depreciation, amortization and impairment	(84,223,897)	(34,119,869)

Oil and natural gas properties, net	76,721,024	124,089,463
Other assets	31,939	37,939
Other property and equipment, net of accumulated depreciation of $145,419 and $98,129, respectively	340,155	371,151

TOTAL ASSETS	$80,053,903	$137,916,718

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,051,619	$2,718,303
Accrued interest	9,499,538	4,483,359
Accrued expenses	1,570,452	1,303,056
Royalties payable	3,550,370	4,164,955
Short term debt and current portion of long-term debt, net of discount of $0 and $2,444,967, respectively	122,907,161	123,693,783

Total current liabilities	138,579,140	136,363,456
Asset retirement obligations	334,338	314,532

Total liabilities	138,913,478	136,677,988

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value per share; 300,000,000 shares authorized; 151,497,530 shares issued and outstanding	151,498	151,498
Additional paid-in capital	111,916,826	111,703,204
Accumulated other comprehensive income	2,905,786	4,955,580
Accumulated deficit	(173,833,685)	(115,571,552)

Total stockholders’ equity (deficit)	(58,859,575)	1,238,730

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80,053,903	$137,916,718

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2009	2008
REVENUES
Oil and gas sales	$4,508,889	$12,117,169
Oil and gas hedging	1,513,768	(8,044,979)

Total revenue	6,022,657	4,072,190

COSTS AND EXPENSES
Production	1,884,836	3,027,273
General and administrative	1,791,226	2,138,198
Depreciation, depletion, amortization and impairment	48,769,753	1,660,959
Accretion expense	10,055	7,770

Total costs and expenses	52,455,870	6,834,200

Net loss from operations	$(46,433,213)	$(2,762,010)

OTHER INCOME (EXPENSE)
Other income	13,815	54,914
Interest income	948	127,226
Interest expense	(5,651,132)	(6,200,633)
Realized loss on marketable securities	—	(43,946)

Total other expense, net	$(5,636,369)	$(6,062,439)

NET LOSS	$(52,069,582)	$(8,824,449)

OTHER COMPREHENSIVE LOSS
Unrealized loss on derivative instruments	(1,513,768)	(13,699,716)

Total comprehensive loss	$(53,583,350)	$(22,524,165)

NET LOSS PER SHARE – Basic and Diluted	$(0.34)	$(0.26)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	151,497,530	34,453,335

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
REVENUES
Oil and gas sales	$8,081,733	$21,015,007
Oil and gas hedging	3,010,788	(10,549,134)

Total revenue	11,092,521	10,465,873

COSTS AND EXPENSES
Production	3,869,243	5,209,369
General and administrative	3,514,233	3,193,503
Depreciation, depletion, amortization and impairment	50,151,318	2,967,306
Accretion expense	19,806	15,305

Total costs and expenses	57,554,600	11,385,483

Net loss from operations	$(46,462,079)	$(919,610)

OTHER INCOME (EXPENSE)
Other income	16,065	85,702
Interest income	7,854	297,580
Interest expense	(11,823,973)	(12,206,207)
Realized gain on marketable securities	—	7,054
Unrealized gain on marketable securities	—	35,032

Total other expense, net	$(11,800,054)	$(11,780,839)

NET LOSS	$(58,262,133)	$(12,700,449)

OTHER COMPREHENSIVE LOSS
Unrealized loss on derivative instruments	(2,049,794)	(17,311,613)

Total comprehensive loss	$(60,311,927)	$(30,012,062)

NET LOSS PER SHARE – Basic and Diluted	$(0.38)	$(0.37)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	151,497,530	34,430,671

The accompanying notes are an integral part of the financial statements

BASELINE OIL & GAS CORP.

STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,262,133)	$(12,700,449)
Adjustments to reconcile net loss to net cash provided by operating activities
Share based compensation	213,622	1,259,809
Proceeds from sale of hedge contracts	4,760,000	—
Depreciation, depletion, amortization and impairment	50,151,318	2,967,306
Amortization of debt discount	2,444,967	318,422
Amortization of deferred loan costs	341,152	1,114,222
Loss (gain) on derivative instruments	(2,377,715)	6,274,147
Gain on short term investments	—	(35,032)
Accretion expense	19,806	15,305
Changes in operating assets and liabilities
Accounts receivable	206,675	(2,249,375)
Prepaid and other current assets	(51,542)	(209,131)
Accounts payable	(1,666,684)	1,211,795
Accrued interest	5,682,937	4,808,541
Accrued expenses	267,396	722,642
Royalties payable	(614,585)	1,509,607

Net cash provided by operating activities	1,115,214	5,007,809

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in proved properties	(2,633,160)	(9,330,005)
Investment in unproved properties	(102,429)	—
Proceeds from disposal of unproved properties	—	78,398
Purchase of marketable securities	—	(8,180,563)
Proceeds from sale of marketable securities	—	15,144,096
Purchase of property and equipment, other	(16,294)	(217,525)

Net cash used in investing activities	(2,751,883)	(2,505,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	1,781,436	3,525,871
Repayments of debt	(5,679,783)	(3,544,372)

Net cash used in financing activities	(3,898,347)	(18,501)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,535,016)	2,483,709
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,350,520	5,014,455

CASH AND CASH EQUIVALENTS, END OF PERIOD	$815,504	$7,498,164

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	3,355,798	7,194,984
Cash paid for income taxes	—	—

NON-CASH ACTIVITIES
Gain (loss)on derivative liability	2,049,794	(17,311,613)
Debt issued in lieu of cash interest	666,758	3,500,000

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

Impairment of oil and gas properties

Oil and gas properties are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Impairment is measured by the amount by which the carrying value exceeds the fair value. During the quarter ended June 30, 2009, the Company recognized impairment losses related to its proved and unproved oil and gas properties of $38,793,634 and $8,612,555, respectively.

Concentrations of credit risk

Baseline maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2009 and December 31, 2008, Baseline had approximately $565,504 and $6,100,520, in excess of FDIC insured limits, respectively. Baseline has not experienced any losses in such accounts.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009 and has evaluated any subsequent events through August 14, 2009. The Company has disclosed these subsequent events in Note 6.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. On October 31, 2008, the Company completed a restructuring of its debt. As result of such restructuring, the majority of its debt matured on June 15, 2009. The future of the Company is dependent on its ability to obtain addition capital through debt or equity offerings or the sale of oil and natural gas properties. Given the current instability in the financial and equity markets and current oil and natural gas pricing levels there is no assurance that the Company will be able to raise the capital needed.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty. (See Note 6)

NOTE 3 – DEBT

Total debt at June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008
Short term notes	109,153
Senior secured notes, net of discount	15,450,000	15,450,000
New notes, net of discount	107,348,008	104,236,283
Revolving line of credit	—	4,007,500

	122,907,161	123,693,783

Less short term debt and current portion of long-term debt	(122,907,161)	(123,693,783)

Long-term debt	$—	$—

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

On October 1, 2007, Baseline also entered into a Credit Agreement with Wells Fargo Foothill, Inc. (the “Credit Agreement”). Subject to the satisfaction of a Borrowing Base formula (based on Proved Developed Producing and Proved Developed Nonproducing reserves of Baseline minus certain reserves established by the administrative agent related to credit exposure created by other bank products, including 125% of the mark-to-market value of the hedge positions), and numerous conditions precedent and covenants, the Credit Agreement provided for a revolving commitment of up to $20 million, with a sublimit of $10 million for the issuance of letters of credit. Unless earlier repayment was required under the Credit Agreement, advances under the loan facility were due on or before October 1, 2010. Baseline’s oil and gas properties were pledged as collateral under the Credit Agreement, as well as under the Senior Notes and the Convertible Notes. Baseline also agreed not to pay dividends on its common stock. On January 30, 2009, the Company fully repaid all of its obligations (approximately $4.0 million) under its Credit Agreement. As a result, the Credit Agreement was terminated and the Agent released its liens on all of the Company’s properties and assets. The Company utilized a portion of the funds obtained from the liquidation of its hedges to fund the repayment of the debt.

During July 2008, a group of related investors acquired all of Baseline’s outstanding Convertible Notes and converted all of such debt into common stock. Accordingly, Baseline issued to the investors a total of 74,311,500 shares of its common stock, valued at the $53,500,000 face value of the debt net of the unamortized discount of $458,456. In addition, Baseline issued an additional 42,723,748 shares of its common stock under the related conversion make-whole premium, valued at $23,548,773. As a result of these transactions, the investors beneficially held, as of July 30, 2008, approximately 77.25% of Baseline’s issued and outstanding common stock which constituted a Change of Control. Issuance of the above conversion shares of common stock, together with the make-whole payment, satisfied in full Baseline’s obligations under the Convertible Notes. As a result of the conversion of the Convertible Notes, which constituted a change of control under the Senior Secured Notes indenture, the Company was required to offer to purchase the $115 million of Senior Secured Notes at 101% of par, plus accrued interest.

On August 8, 2008, by reason of the Change of Control, Baseline commenced an offer to purchase for cash all of its Senior Secured Notes at a price equal to 101% of the principal amount of the Senior Secured Notes tendered prior to the close of business on October 2, 2008, plus all accrued and unpaid interest. In addition, Baseline solicited consents from the holders of the Senior Secured Notes to amend the indenture governing the Senior Secured Notes and other collateral agreements. The proposed amendments sought to eliminate or modify substantially all of the restrictive covenants, certain events of default and related provisions contained in the indenture and to limit the rights of the holders of the Senior Secured Notes and, consequently, to limit the practical benefit of the liens securing the Senior Secured Notes, in order that Baseline could utilize the collateral to obtain financing to purchase the Senior Secured Notes. As an incentive to holders of the Senior Secured Notes, Baseline agreed to pay a consent payment equal to 2% of the principal amount of the Senior Secured Notes for which consents were validly delivered under the consent solicitation. Consents were delivered by holders of Senior Secured Notes having an aggregate outstanding principal amount of $115 million, representing 100% of the outstanding Senior Secured Notes. As a result, Baseline was obligated to repurchase all of the outstanding Senior Secured Notes for $118,450,000, plus accrued and unpaid interest. On October 6, 2008, Baseline failed to repurchase the notes and by virtue of such non-payment, was in default of the Indenture governing the Notes, as well as its Credit Agreement (see further discussion below).

As a result of the purchase offer for the Senior Secured Notes, the face amount of the Senior Secured Notes was increased by $3,450,000 related to the premium under the Change of Control purchase offer and the consent solicitation

Baseline successfully reached an agreement with the majority of its note holders with respect to its failure to repurchase the Company’s outstanding Senior Secured Notes (the “Old Notes”) on October 6, 2008. As a result of such agreement, on October 31, 2008, holders of $100 million (the “Majority Holders”) of the $115 million outstanding aggregate principal amount of the Old Notes exchanged all of their Old Notes for new Senior Secured Notes (the “New Notes”) in the aggregate principal amount of $106,681,250. Such amount represents 103% of the principal amount of Old Notes held by the Majority Holders, plus an additional $3,681,250 (payable as satisfaction of certain consent, solicitation and other fees owing from the Company, including fees associated with the waiver of certain existing defaults under the indenture for the Old Notes), which was recorded as a discount to the debt and was amortized into interest expense over the life of the New Notes. In addition, there remains outstanding $15,450,000 in principal amount of Old Notes.

The New Notes had a maturity date of June 15, 2009 and accrued annualized interest of 15%, 12.5% of which was payable in cash, and 2.5% of which could be paid through the issuance of additional New Notes (the “PIK Interest”). Interest under the New Notes was payable quarterly. Baseline elected to issue PIK notes to the holders of the New Notes for interest payable for the period from October 1, 2008 through December 31, 2008 in the amount of $666,758.

On April 1, 2009, the Company failed to pay the interest due under the New Notes in the amount of $4,025,550 and interest due on the Old Notes in the amount of $965,625, and on June 15, 2009 the Company failed to pay the outstanding principal and accrued interest due upon maturity of the New Notes. Such failures by the Company constituted Events of Default under the terms of the indenture, as amended.

The above Events of Default entitle the holders of a majority of the aggregate outstanding principal amount of the New Notes to institute proceedings against the Company to collect monies due and owing and/or to foreclose on the collateral securing the New Notes, including substantially all of the Company’s assets. On July 17, 2009, the majority of the Company’s note holders agreed to forebear from pursuing any right or remedy under the indenture governing the New Notes or applicable law (see further discussion under note 6 below).

As also disclosed previously, the Company engaged a financial advisor to advise the Company on courses of action available to it, including, without limitation, available financing and capital restructuring alternatives, targeted cost reductions, the sale of assets and the sale or merger of the Company. On July 17, 2009, the Company entered into an agreement with the holders of over 85% in aggregate outstanding principal amount of the Senior Secured Notes to effect a restructuring of the debt obligations, together with a recapitalization of the equity interests, of the Company by means of a prepackaged plan of reorganization to be filed by the Company under chapter 11 of the U.S. Bankruptcy Code (the “Plan”). As part of the agreement, the consenting note holders agreed, among other things: (i) to forbear from pursuing any right or remedy under the indenture governing the Senior Secured Notes or applicable law arising from the Company’s defaults under such instrument and (ii) to vote in favor of the Plan (for further discussion of the actions intended to be taken by the Company, see Note 6 below). If the Plan is not successfully consummated, the Company may be forced to seek protection from its creditors under applicable laws, including pursuant to the federal bankruptcy laws.

NOTE 4 – ASSET RETIREMENT OBLIGATION

Six Months Ended
June 30, 2009
Asset retirement obligations, beginning of period	$314,532
Accretion expense	19,806

Asset retirement obligations, end of period	$334,338

NOTE 5 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 28, 2009, the Company liquidated all of its oil and natural gas hedge positions resulting in proceeds of $4,760,000. The cumulative unrealized gain, reported as a component of accumulated other comprehensive income in stockholders’ equity, is being recognized into income in the periods for which the related oil and natural gas volumes are produced. During the six months ended June 30, 2009, $2,049,794 was removed from Other Comprehensive Income and recognized as Oil and Gas hedging revenue. The Company paid fees totaling $300,000 related to the liquidation of the hedge positions. Such fees were expensed during the prior quarter.

NOTE 6 – SUBSEQUENT EVENTS

Early this year Baseline engaged a financial advisor to advise it on courses of action available to the Company, including capital restructuring alternatives, to generate cash flows and make payments on its outstanding indebtedness (including principal maturities which came due June 15, 2009). To further this course of action, the Company commenced discussions with an ad hoc group of holders of a substantial portion of the Senior Secured Notes regarding a consensual restructuring of its debt obligations. On July 17, 2009, the Company entered into an agreement with the holders of over 85% in aggregate outstanding principal amount of its Senior Secured Notes to effect a restructuring of the debt obligations and a recapitalization of the equity interests of the Company by means of a prepackaged plan of reorganization to be filed by the Company under chapter 11 of the U.S. Bankruptcy Code (the “Plan”). As part of the agreement, the consenting noteholders agreed, among other things, (i) to forbear from pursuing any right or remedy under the Senior Secured Notes indenture or applicable law arising from the Company’s defaults under such instrument and (ii) to vote in favor of the Plan.

Under the U.S. Bankruptcy Code, at least one-half in number and two-thirds in principal amount of an impaired class entitled to vote on a chapter 11 plan, in both cases counting only those claims actually voting on the plan, must vote in favor of the plan, if the plan is to be “confirmed” by a Bankruptcy Court. On July 21, 2009, the Company commenced a prepetition solicitation of votes from the holders of its outstanding Senior Secured Notes, as the only impaired class entitled to vote to accept or reject the Plan. The Company expects to complete the solicitation by August 20, 2009, and, if sufficient votes of acceptance are obtained, promptly thereafter to file a voluntary chapter 11 petition and to seek confirmation of the Plan by the Bankruptcy Court.

The Plan provides for, among other things, the exchange of the Company’s Senior Secured Notes, as adjusted for any participation in a proposed exit financing facility, for 100% of the equity (in the form of shares of preferred stock and common stock, as applicable) in the reorganized Company and new notes (in the form of senior secured and subordinated secured notes, as applicable) to be issued by the reorganized Company. The Plan contemplates that the Company’s vendors, trade creditors, royalty owners and taxing entities will not be impaired by the Plan and shall be paid in full either in the ordinary course of business or using a portion of the proposed exit financing facility. In addition, the reorganized Company is expected to become a non-reporting company pursuant to the U.S. securities laws. The equity and debt securities to be issued by the reorganized Company in exchange for the existing outstanding securities of the Company will not be, and have not been, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Plan remains subject to successful completion of the solicitation process, confirmation by the Bankruptcy Court and the successful completion of each of the steps in the bankruptcy process that are predicates to such confirmation, as well as satisfaction or waiver of the customary closing conditions with regard to the Plan.

Item 2.	Management’s Discussion and Analysis

Cautionary Notice Regarding Forward Looking Statements

Baseline Oil & Gas Corp. (referred to herein as “Baseline”, “we” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this quarterly report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements about future operating results and non-historical information, are forward-looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “plan,” “will,” variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

These forward-looking statements are subject to certain known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in our Annual Reports on file with the Securities and Exchange Commission, together with the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to, our ability to raise capital as and when required, the timing and extent of changes in prices for oil and gas, the availability of drilling rigs, competition, environmental risks, drilling and operating risks, uncertainties about the estimates of reserves, the prices of goods and services, legislative and government regulations, political and economic factors in countries in which we operate and implementation of our capital investment program.

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

While we have identified opportunities to add new production and reserves from our existing asset base through infill drilling, workovers and other field optimization steps, taking advantage of such opportunities to offset production declines and replace reserves require significant capital expenditures. In order to finance such a capital program we depend on cash flow from operations, cash or short term investments on hand. As discussed below in Liquidity and Capital Resources, our access to such funds is extremely limited in the current industry economic climate.

As also discussed below in Liquidity and Capital Resources, our specific circumstances – characterized by our current inability to repay substantial debt obligations with respect to our outstanding Senior Secured Notes having matured on June 15, 2009 – have compelled us to initiate a restructuring of our debt obligations and capital structure through a proposed prepackaged plan of reorganization to be filed by us under chapter 11 of the U.S. Bankruptcy Code (the “Plan”), as more particularly disclosed elsewhere in this quarterly report under Part II, Item 5 “Other Information – Proposed Prepackaged Plan of Reorganization.”

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources for 2009 are cash on hand, internally generated cash flows from operations, and any replacement credit facilities we are able to arrange. On October 1, 2007, we entered into a $20 million Credit Agreement with Wells Fargo Foothill, Inc. as arranger and administrative agent (the “Credit Agreement”). This Credit Agreement was retired in full and terminated on January 30, 2009, using a portion of the proceeds from our January 28, 2009 liquidation of our hedge positions.

As of June 30, 2009, our current liabilities exceeded our current assets by approximately $136 million. Also as of June 30, 2009, we held approximately $0.8 million of cash on hand, and had no access to additional credit facilities. We were required to pay interest of $4.99 million (including cash interest of $4.32 million) on our Senior Secured Notes on April 1,

2009. We incurred an Event of Default under the indenture (as amended) governing our Senior Secured Notes on May 1, 2009 for failing to make this interest payment, and additionally incurred an Event of Default on May 9, 2009 for failing to meet a financial covenant (minimum ratio of PV10 to senior secured indebtedness) under the amended indenture. On June 15, 2009 we failed to repay, in full, the outstanding principal amount of the Senior Secured Notes together with all accrued and unpaid interest upon their maturity. As a result of these uncured Events of Default, holders of at least a majority of the aggregate outstanding principal amount of the Senior Secured Notes are entitled to institute proceedings against the Company to collect monies due and owing and/or to foreclose on the Collateral (as defined in the indenture, as amended), including substantially all of the Company’s assets, securing such payment obligations. We have not identified a way of paying or refinancing this obligation. On July 17, 2009, the majority of our note holders agreed to forebear from pursuing any right or remedy under the indenture governing the Senior Secured Notes or applicable law (see discussion below under Part II, Item 5 “Other Information – Proposed Prepackaged Plan of Reorganization” of this quarterly report on Form 10-Q).

As disclosed previously, early this year we engaged a financial advisor to advise the Company on courses of action available to us, including without limitation, available financing and capital restructuring alternatives, targeted cost reductions, the sale of assets and the sale or merger of the Company. In this vein, and following our discussions with an ad hoc group of the holders of a substantial portion of our Senior Secured Notes, on July 17, 2009 we entered into an agreement with the holders of over 85% in aggregate outstanding principal amount of our Senior Secured Notes to effect a restructuring of our debt obligations, together with a recapitalization of our equity interests, by means of the Plan. As part of the agreement, the consenting note holders agreed, among other things: (i) to forbear from pursuing any right or remedy under the indenture governing the Senior Secured Notes or applicable law arising from our defaults under such instrument and (ii) to vote in favor of the Plan (for further discussion of actions we intend to take, see Part II, Item 5 “Other Information – Proposed Prepackaged Plan of Reorganization” below). If the Plan is not successfully consummated, we may be forced to seek protection from our creditors under applicable laws, including pursuant to the federal bankruptcy laws.

Results of Operations

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

We produced 58.8 thousand barrels of oil and 273.8 million cubic feet of natural gas during the second quarter of 2009, and received an average price of $56.31 per barrel and $4.38 per thousand cubic feet respectively. This resulted in total oil and gas sales revenue for the quarter of $4.5 million, before the effects of hedging. Oil and gas hedging revenue totaled $1.5 million during the quarter, which represented the gain on terminated hedge positions which was recognized during the period. We produced 61.8 thousand barrels of oil and 358.2 million cubic feet of natural gas during the second quarter of 2008, and received an average price of $123.08 per barrel and $12.59 per thousand cubic feet respectively. This resulted in revenue from oil and natural gas production activities during the period of $12.1 million, before the effects of hedging. Hedge loss for the second quarter of 2008 was ($8.0 million), including cash settlements paid to hedge counterparties of ($3.0 million).

Our production expenses totaled $1.9 million during the second quarter of 2009, of which lease operating expenses comprised $1.5 million, production taxes comprised $243 thousand, field office expense was $152 thousand and ad valorem taxes represented $133 thousand. Our production expenses equaled $3.01 per mcfe during the second quarter, while our lease operating expenses equaled $2.17 per mcfe. Our production expenses totaled $3.0 million during the second quarter of 2008, of which 2.2 million was comprised of lease operating expenses, $689 thousand was comprised of production taxes, field office expense was $182 thousand and $207 thousand was comprised of ad valorem taxes.

During the quarter ended June 30, 2009, the Company recognized impairment losses related to its proved and unproved oil and gas properties of $38,793,634 and $8,612,555, respectively.

General and administrative expenses totaled $1.8 million during the second quarter of 2009, including professional and consulting fees of $1.2 million, salaries and labor of $430 thousand and office expenses of $202 thousand. All told, general and administrative expenses equaled $2.88 per mcfe for the period. By comparison, our general and administrative expenses were $2.1 million during the second quarter of 2008. The major components of this total included salaries and benefits at $1.5 million (including $1.1 million of non-cash stock based compensation), consulting and professional fees at $325 thousand and office expenses of $275 thousand.

Our interest expense totaled $5.7 million during the second quarter of 2009, of which $4.5 million represented accrued interest on our Senior Secured Notes. The remaining $1.2 million was comprised of amortization of debt discounts related to the Senior Secured Notes. Our interest expenses totaled $6.2 million during the second quarter of 2008, of which $5.5 million was comprised of interest on our Senior Secured Notes ($3.6 million, paid in cash) and our since-retired Convertible Notes ($1.9 million, paid-in-kind). The remaining $793 thousand consisted of amortization of debt discounts and issuance costs for these two bond issues.

During the second quarter of 2009, we spent $689 thousand on drilling, workovers and equipment, including $324 thousand on production and well equipment, $314 thousand on well recompletions and $51 thousand on drilling and completion operations. During the second quarter of 2008, we spent $7.0 million on drilling and workovers, comprised of $4.3 million for drilling and completion activities, $689 thousand for well recompletions and $2.0 million for production and well equipment.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2008

We produced 121.1 thousand barrels of oil and 531.5 million cubic feet of natural gas during the first half of 2009, and received an average price of $47.07 per barrel and $4.48 per thousand cubic feet respectively. This resulted in total oil and gas sales revenue for the period of $8.1 million, before the effects of hedging. Oil and gas hedging revenue totaled $3.0 million during the period, of which cash settlements received from our counterparties under our commodity price hedging contracts totaled $633 thousand. We produced 124.7 thousand barrels of oil and 667.4 million cubic feet of natural gas during the first half of 2008, and received an average price of $109.67 per barrel and $11.00 per thousand cubic feet respectively. This resulted in revenue from oil and natural gas production activities during the period of $21.0 million, before the effects of hedging. Hedge loss was ($10.5 million) for the first half of 2008, including cash settlements paid to hedge counterparties of ($4.3 million).

Our production expenses totaled $3.9 million during the first half of 2009, of which lease operating expenses comprised $3.1 million, production taxes comprised $442 thousand , field office expense was $307 thousand and ad valorem taxes represented $265 thousand. Our production expenses equaled $3.08 per mcfe during the first half of 2009, while our lease operating expenses equaled $2.27 per mcfe. Our production expenses totaled $5.2 million during the first half of 2008, of which 3.7 million was comprised of lease operating expenses, $1.2 million was comprised of production taxes, field office expense was $329 thousand and $270 thousand was comprised of ad valorem taxes.

General and administrative expenses totaled $3.5 million during the first half of 2009, including professional and consulting fees of $1.8 million, salaries and labor of $1.1 million (including $214 thousand of non-cash stock based compensation), office expenses of $383 thousand and loan fees of $228 thousand. All told, general and administrative expenses equaled $2.80 per mcfe for the period. By comparison, our general and administrative expenses were $3.2 million during the first half of 2008. The major components of this total included salaries and benefits at $2.0 million (including $1.3 million of non-cash stock based compensation), consulting and professional fees at $650 thousand, office expenses of $472 thousand and loan fees of $99 thousand.

Our interest expense totaled $11.8 million during the first half of 2009, of which $9.0 million represented accrued interest on our Senior Secured Notes. The remaining $2.8 million was comprised of amortization of debt discounts and debt issuance costs related to the Senior Secured Notes. Our interest expenses totaled $12.2 million during the first half of 2008, of which $10.8 million was comprised of interest on our Senior Secured Notes ($7.2 million, paid in cash) and our since-retired Convertible Notes ($3.6 million, paid-in-kind). The remaining $1.4 million consisted of amortization of debt discounts and issuance costs for these two bond issues.

During the first half of 2009, we spent $2.6 million on drilling, workovers and equipment, including $1.2 million on production and well equipment, $1.0 million on well recompletions and $374 thousand on drilling and completion operations. During the first half of 2008, we spent $9.3 million on drilling and workovers, comprised of $5.3 million for drilling and completion activities, $1.5 million for well recompletions and $2.5 million for production and well equipment.

Item 4T.	Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the six-month period covered by this quarterly report on Form 10-Q was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2009, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) includes a detailed discussion of risk factors, which could materially affect our business, financial condition or future results. The information presented below should be read in conjunction with the risk factors and information disclosed in the Annual Report. The risks described in the Annual Report and the information presented below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Substantially all of our debt obligations came due in June 2009, which we were unable to satisfy. Our failure to meet our debt obligations requires that we explore alternative strategies, the inability to implement of which could harm our business and financial condition.

We have a substantial amount of debt. As of June 30, 2009, we had short term debt of approximately $122.9 million, relating to our New Notes and Senior Notes. The Senior Notes became due in October 2008 after we defaulted on our change of control purchase offer, and the New Notes matured June 15, 2009. The default on our Senior Notes and our New Notes is continuing. As of June 30, 2009, our Senior Notes, New Notes, trade payables and other current liabilities exceeded our current assets by $135.7 million. As such, our short-term and long-term liquidity as of June 30, 2009 was not adequate to fund our operations, including significant capital expenditures, interest and repayment of the June 2009 debt maturities.

Our substantial level of outstanding indebtedness has important adverse consequences, including: (i) making it difficult for us to satisfy our obligations under our other contractual and commercial commitments; (ii) reducing the funds available to us for other purposes; (iii) limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes; and (iv) rendering us more vulnerable to adverse changes in our business or to economic conditions in general.

Because we do not have the ability to generate sufficient cash flows from operations and to make scheduled payments on our outstanding indebtedness (including principal maturities already due), we have been compelled to explore alternative strategies and courses of action, including taking interim actions to reduce, delay or forego acquisitions and capital expenditures, as well as restructuring or refinancing our indebtedness or seeking equity capital. At present, we have proposed and have obtained an agreement from the holders of over 85% in aggregate outstanding principal amount of our Senior Secured Notes to effect a restructuring of our debt obligations and recapitalization of our equity interests, in the form of a prepackaged plan of reorganization under chapter 11 of the U.S. Bankruptcy Code, or the Plan. Under this agreement, the consenting note holders have also agreed to forbear from pursuing their remedies under the Senior Secured Notes indenture arising from our defaults thereunder. However, the Plan or similar prearranged or mutually acceptable restructuring plan is subject to risks of its own (see Risk Factor below entitled “Our current strategy initiative to reorganize the Company under the Plan may not be completed”) and may not be consummated. Accordingly, we cannot assure you that any of these alternative strategies, including the Plan, could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments of interest and principal on our debt, including payments on the notes, or fund our growth going forward. Our failure successfully to implement one or more of these strategies, including the consummation of the Plan as proposed or on terms otherwise mutually agreeable, may force us to seek protection from our creditors under the federal bankruptcy laws.

Our current strategy initiative to reorganize the Company under the Plan may not be completed.

Although we have obtained the agreement of over 85% of the holders of the aggregate principal amount under our outstanding Senior Secured Notes to vote to approve the reorganization the Company in accordance with the Plan, the completion of the Plan, as proposed, involves us successfully navigating the bankruptcy process. Consummation of the Plan will require a favorable vote by certain impaired classes of creditors, satisfaction of certain bankruptcy law requirements and confirmation by the bankruptcy court, which, as a court of equity, may exercise substantial discretion and choose not to approve the prepetition solicitation of votes or adequacy of the disclosure made in connection therewith, or to confirm the Plan.

Despite our intention to enter bankruptcy with a prepackaged plan of reorganization, there can be no assurance that the bankruptcy court will grant us a expedited confirmation process. Any uncertainty as to whether, how and when our restructuring may be consummated may cause concern in the marketplace among our customers, vendors and royalty owners, as well as adversely affect our relationships with such persons and, if resulting in the changing of payment or credit terms to us, may also significantly affect our results from operations. Any prolonged stay in chapter 11 has an increased potential to disrupt our business operations.

In addition, any bankruptcy proceeding involves uncertainties and risks including the potential to involve more contested issues with creditors and other parties in interest and result in significantly increased administrative expenses, a negative impact on cash flow due to weakened trade and customer relations and a corresponding reduction in the consideration received by holders of unsecured or undersecured claims. Any of these alternatives may be potentially materially adverse to the holders of our common stock and our other securities, including our Senior Secured Notes, and may cause holders of our common stock and our other securities to lose a significant portion of the value of their investment in us.

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

Our growth and continued operations could be impaired by limitations on our access to the capital markets or traditional secured sources of credit. Because of the continuing volatility and disruption experienced in the capital and credit markets, adequate capital may not be available to us, or if available, would be adequate for the long-range growth of the Company or obtainable by us on acceptable terms. In the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, our growth will be restricted and we will need to scale back or curtail implementing our business plan.

Without adequate capital resources or funding on acceptable terms, we may be forced to limit our planned oil and natural gas acquisition and development activities and thereby adversely affect the producing rates and ultimate value of our oil and natural gas properties.

Item 5	Other Information – Proposed Plan of Reorganization

As previously announced, early this year we engaged a financial advisor to advise us on courses of action available to the Company, including capital restructuring alternatives, to generate cash flows and make payments on our outstanding indebtedness (including principal maturities which came due June 15, 2009). To further this course of action, we commenced discussions with an ad hoc group of holders of a substantial portion of our Senior Secured Notes regarding a consensual restructuring of our debt obligations. On July 17, 2009, we entered into an agreement with the holders of over 85% in aggregate outstanding principal amount of the Company’s Senior Secured Notes to effect a restructuring of our debt obligations and a recapitalization of our equity interests by means of a prepackaged plan of reorganization to be filed by the Company under chapter 11 of the U.S. Bankruptcy Code (the “Plan”). As part of the agreement, the consenting noteholders agreed, among other things, (i) to forbear from pursuing any right or remedy under the Senior Secured Notes indenture or applicable law arising from our defaults under such instrument and (ii) to vote in favor of the Plan.

Under the U.S. Bankruptcy Code, at least one-half in number and two-thirds in principal amount of an impaired class entitled to vote on a chapter 11 plan, in both cases counting only those claims actually voting on the plan, must vote in favor of the plan, if the plan is to be “confirmed” by a Bankruptcy Court. On July 21, 2009, we commenced a prepetition solicitation of votes from the holders of our outstanding Senior Secured Notes, as the only impaired class entitled to vote to accept or reject the Plan. We expect to complete the solicitation by August 20, 2009, and, if sufficient votes of acceptance are obtained, promptly thereafter to file a voluntary chapter 11 petition and to seek confirmation of the Plan by the Bankruptcy Court. We currently anticipate that the period from voluntary filing to confirmation will be no more than forty-five days; however, there can be no assurance that the Bankruptcy Court will grant us an expedited hearing.

The Plan provides for, among other things, the exchange of the Company’s Senior Secured Notes, as adjusted for any participation in a proposed exit financing facility, for 100% of the equity (in the form of shares of preferred stock and common stock, as applicable) in the reorganized Company and new notes (in the form of senior secured and subordinated secured notes, as applicable) to be issued by the reorganized Company. The Plan contemplates that the Company’s vendors, trade creditors, royalty owners and taxing entities will not be impaired by the Plan and shall be paid in full either in the ordinary course of business or using a portion of the proposed exit financing facility. In addition, the reorganized Company is expected to become a non-reporting company pursuant to the U.S.

securities laws. The equity and debt securities to be issued by the reorganized Company in exchange for the existing outstanding securities of the Company will not be, and have not been, registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Although the holders of at least 85% of the aggregate outstanding principal amount of our Senior Secured Notes have indicated their agreement to vote to accept the Plan, there is no assurance that we will successfully complete the restructuring or confirm the Plan as proposed, otherwise, or at all. At this time, the Plan remains subject to successful completion of the solicitation process, confirmation by the Bankruptcy Court and the successful completion of each of the steps in the bankruptcy process that are predicates to such confirmation, as well as satisfaction or waiver of customary closing conditions with regard to the Plan. In the event the Plan is not consummated, we would then need to secure additional financing to satisfy our outstanding debt obligations (including the unpaid and owing aggregate principal amount under our Senior Secured Notes), or to pursue other alternatives for restructuring our capital structure, whether in or outside of bankruptcy. Any restructuring could result in the holders of our outstanding securities, including our common stock and Senior Secured Notes, to lose some or all of the value of their investment in our securities. Furthermore, any restructuring could result in material changes in the nature of our business and material adverse changes to our financial condition.

Item 6	Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2009	Baseline Oil & Gas Corp.

	By:	/s/ Thomas R. Kaetzer
Thomas R. Kaetzer,
Chief Executive Officer